Form 10-K
period 2021-12-31
Marblegate Acquisition Corp.
filed 2022-04-01
CIK 1838513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-40862

MARBLEGATE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	85-4249135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ellenoff Grossman & Schole LLP 1345 Avenue of the Americas New York, NY	10105
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212)
370-1300
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock, $0.0001 par value , and one-half of one redeemable warrant	GATEU	The Nasdaq Stock Market LLC
Shares of Class A common stock included as part of the Units	GATE	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the Units	GATEW	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).
Yes
  ☒    No  ☐
The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2021. The registrant’s units begin trading on the Nasdaq Global Market on October 1, 2021 and the registrant’s shares of Class A common stock and warrants began trading on the Nasdaq Global Market on November 22, 2021. Accordingly, there was no market value for the registrant’s common equity as of the last business day of the second fiscal quarter of 2021. The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on December 31, 2021, as reported on the Nasdaq Global Market was $301,990,700.
As of March
31
, 2022 there were 30,910,000 shares of Class A common stock, par value $
0.0001
per share and 10,303,333 shares of the Company’s Class B common stock, par value $
0.0001
per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•
our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	our financial performance.
The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
Unless otherwise stated in this Report, or the context otherwise requires, references to:

•
“Affiliated Joint Acquisition” are to a business combination opportunity jointly with one or more entities affiliated with Marblegate and/or one or more investors in funds or accounts managed by Marblegate;

•
“anchor investors” are to the qualified institutional buyers or institutional accredited investors which are not affiliated with us, our sponsor, our directors or any member of our management and that purchased units in our initial public offering, and purchased from our sponsor an aggregate of 2,473,864 founder shares at their original purchase price of approximately $0.002 per share;

•	“board of directors” or “board” are to the board of directors of the Company;

•	“Cantor” are to Cantor Fitzgerald & Co., the representative of the underwriters;

•	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

•	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

•	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

•	“common stock” are to the Class A common stock and the Class B common stock;

•	“DGCL” are to the Delaware General Corporation Law;

•	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“FINRA” are to the Financial Industry Regulatory Authority;

•
“founder shares” are to the shares of our Class B common stock initially purchased by our sponsor in a private placement in connection with our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;

•	“GAAP” are to the accounting principles generally accepted in the United States of America;

•	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

•	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

•	“initial public offering” are to the initial public offering that was consummated by the Company on October 5, 2021;

•	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

•	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

•	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

•	“management” or our “management team” are to our officers and directors;

•	“Marblegate” are to Marblegate Asset Management, LLC, a Delaware limited liability company, and its affiliates;

•	“Marcum” are to Marcum LLP, our independent registered public accounting firm;

•	“Nasdaq” are to the Nasdaq Global Market;

•	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

•
“private placement” are to the private placement of 910,000 units purchased by our sponsor and Cantor, which occurred simultaneously with the completion of our initial public offering, at a purchase price of $10.00 per unit for an aggregate purchase price of $9,100,000;

•	“private placement shares” are to the shares of our Class A common stock included in the private placement units;

•
“private placement units” are to the units purchased separately by our sponsor and Cantor in the private placement, which private placement units are identical to the units sold in our initial public offering, subject to certain limited exceptions as described in this Report;

•	“private placement warrants” are to the warrants included in the private placement units;

•
“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

•
“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchased public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

•
“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any private placement warrants if held by third parties other than our sponsor, officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;

•	“Registration Statement” are to the Form S-1 filed with the SEC September 21, 2021 (File No. 333-259422), as amended;

•	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“sponsor” are to Marblegate Acquisition LLC, a Delaware limited liability company controlled by certain of our officers and directors;

•
“trust account” are to the trust account in which an amount $10.05 per unit from the net proceeds of the sale of the units (as defined below) in the initial public offering and private placement units was placed following the closing of the initial public offering;

•	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant; and

•	“we,” “us,” “Company” or “our Company” are to Marblegate Acquisition Corp.

PART I

Item 1.	Business.
Overview
We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our “initial business combination.”
While we may pursue an initial business combination target in any stage of its corporate evolution or in any industry or sector, we have concentrated our efforts on identifying high quality businesses that have recently undergone a restructuring. Our management team and Marblegate, an affiliate of our sponsor, have extensive experience investing in post-restructured companies. We believe that this experience makes us very well situated to identify, source, negotiate and execute a business combination at a favorable valuation with an attractive post-restructuring company.
Initial Public Offering
On October 5, 2021, we consummated our initial public offering of 30,000,000 units. Each unit consists of one share of Class A common stock, and one-half
of one redeemable warrant of the Company, with each warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $300,000,000.
Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 910,000 units to our sponsor and Cantor at a purchase price of $10.00 per private placement unit, generating gross proceeds of $9,100,000.
A total of $301,500,000, comprised of $292,400,000 of the proceeds from the initial public offering and $9,100,000 of the proceeds of the sale of the private placement units was placed in the trust account maintained by Continental, acting as trustee.
It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Andrew Milgram, our Chief Executive Officer, and Paul Arrouet, our President, who have many years of experience in investing in post-restructured companies. We must complete our initial business combination by January 5, 2023, 15 months from the closing of our initial public offering. If our initial business combination is not consummated by January 5, 2023, then our existence will terminate, and we will distribute all amounts in the trust account.
Business Strategy
Our acquisition and value creation strategy is to identify, acquire and build a company that has recently gone through a restructuring. After the initial business combination, we envision our strategy may include additional mergers and acquisitions with a focus on generating attractive risk-adjusted returns for our stockholders. Many post-restructured companies offer a valuation discount resulting from complexity, its ownership base and illiquidity. These post-restructuring companies are in a position for growth with recently deleveraged balance sheets. These companies tend to be sitting in the hands of distressed investors with limited ability to acquire additional capital to fund growth and acquisitions.
We plan to utilize the unique network and industry experience of our management team in seeking an initial business combination and executing our acquisition strategy. Over the course of their careers, the members of our management team have developed a broad network of relationships across industries and subsectors that we believe will further complement our sourcing pipeline of acquisition opportunities. The companies we intend to target are often in fragmented or fractured industries with attractive growth and acquisition opportunities. These sectors include but are not limited to education, business services, consumer products and healthcare.
We intend to leverage our management team’s expertise to source and evaluate these often-opaque, under-covered enterprises and the impact of restructurings on these businesses, as turnaround initiatives implemented during restructurings may have yet to be reflected in the companies’ financial earnings results. In addition, corporate balance sheets are often restructured by swapping old debt for new equity or new debt and equity. Original lenders frequently lack the ability to serve as the company’s new owners, manage the enterprise or execute an exit transaction.

We expect our sourcing channels, developed as distressed investors and turnaround specialists, will provide our management team with a robust flow of acquisition opportunities. Members of our management team have communicated and will continue to communicate with their networks of relationships to articulate the parameters for our search for a target company and a potential business combination and begin the process of pursuing and reviewing potentially interesting candidates.
We believe a business combination through a special purpose acquisition company provides value-add for
owners of previously financially distressed companies and our investors, alike. We believe we can serve as a source of capital for business owners with a business combination providing a significant monetization event for owners seeking liquidity or even continued equity participation for those seeking continued ownership. Target companies potentially benefit from access to a public vehicle that provides capital to support growth initiatives.
Our investors can benefit from ownership in a business at a discounted valuation and with significantly reduced liabilities. Creating value for our stockholders is the primary goal of this business strategy.
Competitive Advantages
We intend to capitalize on the following competitive advantages in our pursuit of a target company:
Proactive and Proprietary Transaction Sourcing
. Our management team believes that its market reputation, proactive approach to sourcing transactions, and extensive network of relationships have and will continue to provide proprietary investment opportunities. Marblegate’s deep expertise across a broad swath of industries and throughout the capital structure often make it an attractive partner for companies seeking capital solutions. Our management team believes that it has an established record of generating proprietary investment opportunities resulting from Marblegate’s unique sourcing strategies. These companies are often overlooked due to their complexity. The team leverages multiple sourcing channels including proprietary relationships with regional banks, distressed investors, private equity sponsors and seasoned operators and management teams.
Execution and Structuring Capability
. Our management team believes that its expertise in restructuring companies provides us with a unique perspective and a deep understanding in the analysis of post-restructured companies, which can often be opaque, lack research coverage and involve a complex history. Marblegate’s experience in these markets allows it to source and complete transactions possessing structural attributes that create an attractive investment thesis.
These types of transactions are typically complex and require creativity, industry knowledge and expertise, rigorous due diligence, and extensive negotiation and documentation. Our management team has expertise in investing in distressed companies, restructuring the companies and working with management to create growth strategies post re-org. The
complexities of companies exiting a reorganization are well understood by our management team and provide for a broad opportunity set. Our management team believes that by focusing its investment activities on these types of transactions, it will be able to identify acquisition opportunities that have attractive risk/reward profiles based on their valuations and structural characteristics.
History of Successful Acquisitions
. As December 31, 2021, Marblegate has invested approximately $4.3 billion across multiple industries since the launch of its first fund in 2009. These investments include but are not limited to companies in healthcare, transportation, materials, consumer staples, financials, media and telecom, industrials and consumer discretionary industries. Marblegate implements growth initiatives to create and expand earnings power, cash flow, and enterprise value. Through a combination of operational improvements and managerial enhancements Marblegate has a demonstrable history of revenue enhancement and expense control. Utilizing data and technology Marblegate is able to drive measurable improvements and create expansion opportunities across the enterprises in which Marblegate invests. As a consequence of Marblegate’s investments these companies developed stronger balance sheets, better asset mixes and revitalized operating models generating stable growth opportunities.
Post-acquisition Added Value
. Our management team members have many years of experience across multiple industries and subsectors resulting in broad expertise and an extensive network of relationships and resources. After consummation of the initial business combination, we anticipate assisting the target company in several areas, including: (i) strategic and financial goals and projections, (ii) technology and data enhancements (iii) capital markets advice and financing alternatives, (iv) identification and recruitment of senior management and (v) identification and analysis of potential strategic acquisitions.

Market Opportunity
. We believe that U.S. bankruptcies have led to a large pool of target companies. According to Reorg Research, Inc., since 2016, approximately 650 companies (with a minimum of $100 million or more of total debt) across 12 industries have filed for bankruptcy in the United States.
Private companies have made up more than 95% of U.S. bankruptcies from 2011 to 2021. According to S&P Capital IQ, from 2016 to 2021, approximately 99% of total U.S. bankruptcy filings have been made by private companies. From 2011 to 2021, only 0.45% of companies have become public companies following bankruptcy and restructuring.
From 2009 to 2021, Marblegate has invested in companies across 18 separate industries, including capital goods, commercial services, diversified consumer services, diversified financials, healthcare equipment and services, hotels, restaurant and leisure, pharmaceuticals, biotechnology and life sciences, transportation, energy, food staples and retailing, media, real estate, retailing, software and services, utilities, materials, and insurance.
Notwithstanding the foregoing, past performance of Marblegate and our management team is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical performance record of Marblegate or our management team as indicative of our future performance. Additionally, in the course of their respective careers, members of our management team have been involved in businesses and deals that were unsuccessful. In addition, our officers and directors may have conflicts of interest with other entities to which they owe fiduciary or contractual obligations with respect to initial business combination opportunities.
Business Combination Criteria
In line with our business strategy, we are focused on seeking candidates for our business combination with the following general criteria, which emphasize our areas of expertise as well as where we believe the opportunity set is robust.

•
Post-Restructured Companies.
 We believe that post-restructured companies offer the potential for discounted valuations to their publicly traded peers given the complexity involved in understanding restructurings and post-restructured businesses (with the lack of information and research coverage) and the ownership base of former lenders whose debt was swapped for equity in restructurings. As restructuring specialists, our management team has a strong understanding of how to evaluate post-restructured companies and a robust network to identify opportunities among these companies.

•
Revitalized Growth Strategy.
 We are focused on acquisition targets that have the potential to develop a leading, growing or significant niche market position in their respective industries. We believe that companies that successfully reorganize themselves use the process to not only reorder their liability structure but also to rework and reinvigorate their growth strategy. The unshackling of a business from an overburdened balance sheet and cost structure can enable it to invest in growth initiatives that will grow top line revenues as well as total enterprise profitability. We analyze the strengths and weaknesses of potential target businesses relative to their competitors. We seek to acquire one or more businesses that we believe have the ability to demonstrate advantages such as improvements to quality of product or significant measurable cost savings when compared to their competitors, which may help to increase their market share and profitability.

•
Discount to Publicly Traded Peers.
 We seek potential candidates that are valued at a significant discount to their publicly traded peers. This discount allows for meaningful return potential for stockholders post the business combination and provides the targets’ current owners the opportunity for liquidity and multiple expansion.

•
Businesses with Stronger Balance Sheets.
 We target companies that have strengthened their balance sheets through a restructuring process. In addition to restructuring the balance sheet, a successful restructuring process can also drive positive operating results from turnaround initiatives taken during a restructuring. Better asset mixes and revitalizing their operating models can create stable growth potential for these businesses going forward.

•
Compelling Industry Characteristics.
 We focus on acquisition targets that have the potential to be or are industry leaders. These companies tend to operate in fragmented markets which present opportunities for significant consolidation and growth. We will attempt to identify an acquisition target that may benefit from synergistic add-on acquisitions,
new product markets and geographies, increased production capacity, expense reduction and increased operating leverage. In general, we focus our investing attention on industries which enjoy broad stability and have favorable growth dynamics.

While we seek candidates utilizing the foregoing general criteria, the business combination opportunity we ultimately pursue may not meet one or more of these standards.
These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we find an opportunity that has characteristics more compelling to us than the characteristics described above, we would pursue such opportunity.
Our Business Combination Process
In evaluating prospective business combinations, we conduct a thorough due diligence review process that encompasses, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection
of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate. We also utilize our expertise analyzing target companies and evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with Marblegate or investment funds or accounts advised by Marblegate or our sponsor, officers, or directors. In the event we seek to complete our initial business combination with a company that is affiliated with Marblegate or investment funds or accounts advised by Marblegate or our sponsor, officers, or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view.
An investment fund advised by Marblegate indirectly owns our founder shares and/or private placement units following our initial public offering. Additionally, Marblegate and Andrew Milgram and Paul Arrouet are deemed the beneficial owner of founder shares and/or private placement units following our initial public offering by virtue of exercising investment power over such shares or units on behalf of such investment funds. Because of this ownership, Marblegate, investment funds advised by Marblegate and our officers and directors, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination, particularly because such funds managed by Marblegate invest in distressed and post-restructured companies as part of their investment programs. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.
All of our executive officers are employed by Marblegate. Marblegate is continuously made aware of potential business opportunities, one or more of which we may desire to pursue for an initial business combination; we have not, however, selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.
Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of Marblegate and our officers or directors will not materially affect our ability to complete our initial business combination, as we believe any such opportunities presented would be smaller than what we are interested in, in different fields than what we would be interested in, or that our obligations are to entities that are not themselves in the business of engaging in business combinations. We may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which Marblegate, investment funds advised by Marblegate or an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with
us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the initial business combination by making a specified future issuance to any such entity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers and directors may become an officer or director of another special purpose acquisition company with a class of securities intended to be registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, even before we have entered into a definitive agreement regarding our initial business combination.
Initial Business Combination
Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.
We may, at our option, pursue an Affiliated Joint Acquisition. Any such parties would co-invest only
if (i) permitted by applicable regulatory and other legal limitations; (ii) we and Marblegate considered a transaction to be mutually beneficial to us as well as the affiliated entity; and (iii) other business reasons exist to do so, such as the strategic merits of including such co-investors, the
need for additional capital beyond the amount held in our trust account to fund the initial business combination and/or the desire to obtain committed capital for closing the initial business combination. An Affiliated Joint Acquisition may be effected through a co-investment with
us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the initial business combination by issuing to such parties a class of equity or equity-linked securities. We refer to this potential future issuance, or a similar issuance to other specified purchasers, as a “specified future issuance” throughout this Report. The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. This is not an offer for any specified future issuance. Pursuant to the anti-dilution provisions of our Class B common stock, any such specified future issuance would result in an adjustment to the conversion ratio such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 25% of the sum of the total number of all shares of common stock outstanding upon completion of our initial public offering plus all shares issued in the specified future issuance, unless the holders of a majority of the then-outstanding shares of Class B common stock agreed to waive such adjustment with respect to the specified future issuance at the time thereof. We cannot determine at this time whether a majority of the holders of our Class B common stock at the time of any such specified future issuance would agree to waive such adjustment to the conversion ratio. They may waive such adjustment due to (but not limited to) the following: (i) closing conditions which are part of the agreement for our initial business combination; (ii) negotiation with Class A stockholders on structuring an initial business combination; (iii) negotiation with parties providing financing which would trigger the anti-dilution provisions of the Class B common stock; or (iv) as part of the Affiliated Joint Acquisition. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B common stock, but would reduce the percentage ownership of holders of our Class A common stock. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our common stock.
We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.
Financial Position
With funds available for an initial business combination in the amount of $286,518,928 as of December 31, 2021, after payment of $15,000,000 of deferred underwriting fees before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.
Effecting Our Initial Business Combination
We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement units, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.
If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.
We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we may target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.
Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.
Sources of Target Businesses
Target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our prospectus for our initial public offering or this Report and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we may receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses
by a target business. We agreed to pay our sponsor a total of $10,000 per month for secretarial and administrative support and will reimburse our sponsor for any out-of-pocket expenses
related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.
We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers, or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.
If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary
or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which Marblegate or an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with
us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the initial business combination by making a specified future issuance to any such entity.
Selection of a Target Business and Structuring of our Initial Business Combination
Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.
We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.
To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.
In evaluating a prospective business target, we conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.
The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.
Lack of Business Diversification
For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we are focusing our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.
Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.
We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.
Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
Stockholders May Not Have the Ability to Approve Our Initial Business Combination
We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No

Purchase of stock of target not involving a merger with the company	No

Merger of target into a subsidiary of the company	No

Merger of the company with a target	Yes
Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

•
any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.
Permitted Purchases of our Securities
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, officers or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.
The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our sponsor, officers, directors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.
Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under
the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which
is a safe harbor from liability for manipulation under Section 9(a)(2)
and Rule 10b-5 of
the Exchange
Act. Rule 10b-18 has
certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2)
or Rule 10b-5 of
the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.
Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2021, the amount in the trust account was approximately $10.05 per public share.
The per-share amount
we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to Cantor. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, private placement shares, and any public shares held by them in connection with the completion of our initial business combination. The anchor investors will not be entitled to redemption rights with respect to any founder shares held by them in connection with the completion of our business combination.
Manner of Conducting Redemptions
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.
If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to
purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under
the Exchange Act.
In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under
the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.
If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.
In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.
If we seek stockholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, private placement shares, and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, unless otherwise required by applicable law, regulation or stock exchange rules, non-votes will
have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares and private placement shares, we would need only 9,693,335, or 32.3%, of the 30,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted) or no additional shares (assuming only the minimum number of shares representing a quorum are voted and assuming our sponsor, officers and directors do not purchase any public shares) in order to have our initial business combination approved (in each case assuming the over-allotment option is not exercised). In the event that the anchor investors hold all of the units that they expressed an interest in purchasing in our initial public offering until prior to consummation of our initial business combination and vote their public shares in favor of our initial business combination, in addition to the founder shares, no affirmative votes from other public stockholders would be required to approve our initial business combination. The anchor investors are not required to vote any of their public shares in favor of our initial business combination or for or against any other matter presented for a stockholder vote. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders and the anchor investors, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. The anchor investors will not be entitled to redemption rights with respect to any founder shares held by them in connection with the completion of a business combination. Our amended and restated certificate of incorporation provides that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.
Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval
Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.
Tendering Stock Certificates in Connection with Redemption Rights
We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the meeting held to approve a proposed initial business combination by a date set forth in the proxy materials mailed to such holders or to deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our proxy materials until the date set forth in such proxy materials to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder.
However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.
The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.
Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.
If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.
If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until January 5, 2023.
Redemption of Public Shares and Liquidation if no Initial Business Combination
Our amended and restated certificate of incorporation provides that we will have only 15 months from the closing of our initial public offering, or until January 5, 2023, to complete our initial business combination. If we are unable to complete our initial business combination by January 5, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by January 5, 2023.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares and private placement shares held by them if we fail to complete our initial business combination by January 5, 2023. However, if our sponsor, officers or directors, underwriters or the anchor investors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by January 5, 2023.
Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by January 5, 2023 or certain amendments to our charter prior thereto or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business
combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.
If we do not consummate our initial business combination by the deadline set forth in our amended and restated certificate of incorporation, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $380,160 of proceeds held outside the trust account as of December 31, 2021, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.
If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption
amount received by stockholders upon our dissolution would be approximately $10.05. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption
amount received by stockholders will not be substantially less than $10.05. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.
Although we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum, our independent registered public accounting firm, and the underwriters of our initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.05 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.05 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act.
However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
In the event that the proceeds in the trust account are reduced below (i) $10.05 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption
price will not be less than $10.05 per public share.
We have sought and will continue to seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. As of December 31, 2021, the amount held outside of the trust account was $380,160.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by January 5, 2023 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice
period during which any third-party claims can be brought against the corporation, a 90-day period
during which the corporation may reject any claims brought, and an additional 150-day waiting
period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.
Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by January 5, 2023, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by January 5, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following January 5, 2023, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.
Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.05 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.
If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.05 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.
Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by January 5, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business
combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by January 5, 2023, subject to applicable law. Stockholders who do not exercise their redemption rights in connection with an amendment to our certificate of incorporation would still be able to exercise their redemption rights in connection with a subsequent business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.
Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.
Facilities
Our executive offices are located c/o Ellenoff Grossman & Schole LLP, 1345 Avenue of the Americas, New York, NY 10105 and our telephone number is (212)
370-1300.
We have agreed to pay our sponsor a total of $10,000 per month for secretarial and administrative support. We consider our current office space adequate for our current operations.
Employees
We currently have three officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.
Periodic Reporting and Financial Information
Our units, Class A common stock, and warrants are registered under the Exchange Act, and as a result, we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, will contain financial statements audited and reported on by our independent registered public accountants.
We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.
We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with
the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds
$700 million as of the prior June 30
th
, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt
during the prior three-year period.
Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of
Regulation S-K. Smaller
reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares held by non-affiliates exceeds
$250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our shares held by non-affiliates exceeds
$700 million as of the prior June 30.

Item 1A.	Risk Factors.
As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

•	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

•	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

•	our expectations around the performance of a prospective target business or businesses may not be realized;

•	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

•
our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

•	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

•	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

•	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

•	trust account funds may not be protected against third party claims or bankruptcy;

•	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

•	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

•	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

•
there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

•	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

•
We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

•
We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

•
We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

•
Our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

•
Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

•
Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

•
The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.05 per share;

•
Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.05 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless; and

•	Investments in entities that have undergone restructurings are subject to additional risks.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 2.	Properties.
Our executive offices are located at c/o Ellenoff Grossman & Schole LLP, 1345 Avenue of the Americas, New York, NY 10105, and our telephone number is (212)
370-1300.
We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.
To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information
Our units, public shares and public warrants are each traded on the Nasdaq under the symbols GATEU, GATE and GATEW, respectively. Our units commenced public trading on October 1, 2021, and our public shares and public warrants commenced separate public trading on November 22, 2021.

(b)	Holders
On March 31, 2022, there were three holders of record of our units, one holder of record of shares of our Class A common stock and one holder of record of our warrants.

(c)	Dividends
We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans
None.

(e)	Recent Sales of Unregistered Securities
None.

(f)	Use of Proceeds from the Initial Public Offering
On October 5, 2021, pursuant to the Registration Statement, which was declared effective on September 30, 2021, the Company consummated its initial public offering of 30,000,000 units. Each unit consists of one public share and one-half
of one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $300,000,000. Cantor acted as the sole book-runner of the initial public offering.
A total of $301,500,000 of the proceeds from the initial public offering (which amount includes $15,000,000 of the underwriters’ deferred discount) and the sale of the private placement units, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule
2a-7
under the Investment Company Act.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “us,” “our” or “we” refer to Marblegate Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.
Cautionary Note Regarding Forward-Looking Statements
All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Overview
We are a blank check company formed under the laws of the State of Delaware on December 10, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of the initial public offering and the sale of the private placement units, our capital stock, debt or a combination of cash, stock and debt.
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 10, 2020 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for and completing a Business Combination.
For the year ended December 31, 2021, we had a net loss of $267,638, which consists of formation and operating costs of $503,572, an unrealized loss on marketable securities held in the trust account of $16,895, and transaction costs associated with the initial public offering of $42,344, offset by interest income on marketable securities held in the trust account of $35,823 and change in fair value of warrant liabilities of $259,350.
For the period from December 10, 2020 (inception) through December 31, 2020, we had net loss of $1,000, which consisted of operating and formation costs.

Liquidity and Capital Resources
On October 5, 2021, we consummated the initial public offering of 30,000,000 units, generating gross proceeds of $300,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 910,000 private placement units at a price of $10.00 per private placement unit in a private placement to the sponsor and Cantor, generating gross proceeds of $9,100,000.
Following the initial public offering and the private placement, a total of $301,500,000 was placed in the trust account. We incurred $42,630,587 in initial public offering related costs, including $6,000,000 of underwriting fees, $15,000,000 of deferred underwriting fees, net of reimbursement, $1,015,137 of other offering costs including $509,600 for the fair value of the private warrants included in the private placement units, and $505,537 of offering costs, and $20,615,450 for the fair value of the founder shares attributable to certain anchor investors.
For the year ended December 31, 2021, cash used in operating activities was $739,303. Net loss of $267,638 was affected by interest earned on marketable securities held in the trust account of $35,823, unrealized loss in marketable securities held in the trust account of $16,895, transaction costs associated with the initial public offering of $42,344 and change in fair value of warrant liabilities of $259,350. Changes in operating assets and liabilities used $235,731 of cash from operating activities.
For the period from December 10, 2020 (inception) through December 31, 2020, cash used in operating activities was $0. Net loss of $1,000 was offset by the changes in operating assets and liabilities.
As of December 31, 2021, we had marketable securities held in the trust account of $301,518,928 (including approximately $18,928 of interest income, net of unrealized losses) consisting of U.S. Treasury bills with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2021, we have not withdrawn any interest earned from the trust account.
We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions and taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of December 31, 2021, we had cash of $380,160. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units.
We may need to raise additional capital through loans or additional investments from our sponsor, stockholders, officers, directors, or third parties. Our officers, directors and the sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. In instances of working capital deficits, the Sponsor has agreed to fund cash shortfalls up to $600,000. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the sponsor a total of up to $10,000 per month for secretarial and administrative support. We began incurring these fees on September 30, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.
The underwriters are entitled to a deferred fee of 5.0% of the gross proceeds of the initial 30,000,000 units sold in the initial public offering, or $15,000,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the trust account, subject to the terms of the underwriting agreement.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Warrant Liabilities
We account for the warrants issued in connection with our initial public offering in accordance with the guidance contained in Accounting Standards Codification (“ASC”)
815-40-15-7D
under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in our statements of operations.
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of our balance sheets.
Net Income Per Common Share
Net loss per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Standards

In August 2020, the FASB issued ASU
No. 2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU
2020-06
effective on June 30, 2021. Adoption of the ASU
2020-06
did not have an impact on our financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
Through December 31, 2021, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on December 10, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
The net proceeds of the initial public offering and the sale of the private placement units held in the trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data.
Reference is made to pages

through
F-18
comprising a portion of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management evaluated, with the participation of our current principal executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to
Rule 13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Management’s Annual Report on Internal Controls over Financial Reporting
This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
Not applicable.

Item 9B.	Other Information.
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Andrew Milgram	48	Chief Executive Officer and Executive Director
Paul Arrouet	51	President and Executive Director
Mark Zoldan	49	Chief Financial Officer
Harvey Golub	82	Chairman of the Board
Richard Goldman	61	Director
Alan Mintz	60	Director
Wallace Mathai-Davis	77	Director
The experience of our directors and executive officers is as follows:
Andrew Milgram
 has served as our Chief Executive Officer and an executive director since January 2021. Since August 2008, he has served as the managing partner of Marblegate, which he co-founded. Prior
to forming Marblegate, Mr. Milgram was a Principal at Epic Asset Management, where he was responsible for generating, evaluating, executing and managing investments in a portfolio of distressed and special situation assets across a variety of industry sectors. In addition, he coordinated the firm’s overall research process and directed its team of investment analysts. Mr. Milgram has sat on a variety of official and ad-hoc creditor
committees, and has been deeply involved in a number of corporate restructurings in both the United States and abroad. Prior to joining Epic, Mr. Milgram was a part of the capital market businesses at Deutsche Bank Alex. Brown and Bank of Tokyo-Mitsubishi. Mr. Milgram began his career at Swiss Bank Corp (now UBS), where he was part of the global emerging market team responsible for the bank’s proprietary investments in Russia, Africa and the Middle East. Mr. Milgram holds the Chartered Financial Analyst designation. Mr. Milgram is the Chairman of the Board of Millennium Health, and a member of the board of directors of Septuagint Solutions LLC,
STVT-AAI
Education Inc. (d/b/a Ancora Education), Britax Group Limited and Rhinoco Inc. He sits on the Board of Directors of the Greenwich Council of the Boy Scouts of America. Mr. Milgram is a member of the Economic Club of New York and the Metro NY Chapter of YPO.
Paul Arrouet
 has served as our President and an executive director since January 2021. Since 2008, he has also served as Managing Partner of Marblegate Asset Management, LLC. Prior to forming Marblegate, Mr. Arrouet was a six-year Senior
Managing Director as well as a twelve-year distressed specialist in the Distressed/High Yield Trading & Sales Department at Bear Stearns & Co. At Bear Stearns, he managed the trading book focused on stressed/distressed capital structures as well as actively making markets to generate customer flow. Mr. Arrouet spent the first part of his career at Bear Stearns in sales, specializing in distressed debt, high yield and restructuring opportunities. Prior to joining Bear Stearns, he was a salesman and Vice President at Alex. Brown, responsible for helping launch a distressed sales and trading platform as an extension of a successful High Yield Group. He began his career as a junior distressed trader at Oppenheimer & Co. Mr. Arrouet earned a Bachelor of Arts degree from the University of Pennsylvania.
Mark Zoldan
 has served as our Chief Financial Officer since January 2021. Since 2008, he has served as the Chief Financial Officer of Marblegate Asset Management where he was responsible for the accounting, operational and financial activities of the firm. From December 2004 to October 2008, Mr. Zoldan served as Chief Financial Officer and Chief Operating Officer at Boone Capital, a multi-strategy global hedge fund. From 1994 to 2004, Mr. Zoldan was a senior manager with the New York office of American Express Tax and Business Services Inc./Goldstein Golub Kessler LLP. Mr. Zoldan is a graduate of Brooklyn College with a B.S. in Accounting and is a Certified Public Accountant. He is a member of the New York State Society of Certified Public Accountants and of the American Institute of Certified Public Accountants.

Harvey Golub
 has served as our Chairman of the Board since October 2021. In early 2001, Mr. Golub retired as CEO and chairman of American Express. Currently, Mr. Golub is the non-executive chairman
of the board of Dynasty Financial Partners. He also serves on the board of Pagaya Technologies, Ltd., and is a member of the advisory board of Miller Buckfire & Company (a Stifel Company) and was its chairman from July 2011 to December 2018. He has also served as a member of the advisory board of Marblegate Asset Management LLC since 2009. Mr. Golub also serves on the boards of the American Enterprise Institute (AEI) and the Manhattan Institute for Policy Research, serves on Jupiter Medical Center’s board of trustees and is the chairman of its finance and planning committees.. Mr. Golub is also chairman of the Maltz Jupiter Theatre endowment board, and is a director emeritus of New York-Presbyterian Hospital and the Lincoln Center for the Performing Arts and a member of its investment committee. Previously, Mr. Golub served as non-executive chairman
on the boards of American International Group (AIG), Campbell Soup Company, and The Reader’s Digest Association. He has also served as a member of the board of Dow Jones & Company, Hess Corporation, RHJ International, and several private companies. Mr. Golub received a B.S. degree from the New York University in 1961. Mr. Golub is well qualified to serve as a member of our board of directors due to his extensive experience in leadership and advisor roles and his network of business contacts.
Richard M. Goldman
 has served as one of our directors since October 2021. Since 2012, Mr. Goldman has been the managing member of Becket Capital, LLC, an advisory services firm for investment management companies. From 2011 to 2012, Mr. Goldman served as Chief Operating Officer of Guggenheim Investments, the global asset management and investment advisory division of Guggenheim Partners. From 2006 to 2012, Mr. Goldman was the Chief Executive Officer of Rydex Investments, the investment advisor to Rydex Funds. He also served as the Chief Executive Officer of Forstmann Leff Associates from 2003 to 2005 and was the Head of Deutsche Asset Management’s Americas Institutional Business from 1999 to 2003. Prior to this, Mr. Goldman held leadership positions at State Street Global Advisors, IBM and Procter & Gamble. From August, 2019 to June 2021, Mr. Goldman served as a member of the Board of Directors of Silver Spike Acquisition Corporation, a special purpose acquisition company that completed a business combination with WM Holding Company, LLC (NASDAQ:MAPS) in June 2021. Since August 2019, he has also served as a director of Silver Spike Acquisition Corp. II (NASDAQ:SPKB) and Silver Spike III Acquisition Corp. (NEO:SPKC.UN.U), two special purpose acquisition companies that are still searching for business combination targets. Since 2016, he has served as an Independent Director for the O’Shares Investments ETF Trust. Mr. Goldman previously served as the Independent Chairman of the Board of the Harvest Volatility Edge Trust, the Board of Directors of Trinitas Capital Management, a credit-focused investment management firm; and as Lead Independent Director for the Axonic Alternative Income Interval Fund. Mr. Goldman received a bachelor’s degree from Bowdoin College. Mr. Goldman is well qualified to serve as a member of our board of directors due to his extensive leadership and business development roles.
Alan J. Mintz
 has served as one of our directors since October 2021. Mr. Mintz is a Managing Principal of Stone Lion L.P.
Mr. Mintz co-founded Stone
Lion in August 2008 and launched the Stone Lion Funds in November 2008. From 1997 to 2008, Mr. Mintz was employed by Bear Stearns, where he served as a Senior Managing Director, a
Global Co-Head of
Distressed Debt Trading and Proprietary Investments and the Director of Distressed Research. Mr. Mintz served on the board of directors of Ultra Petroleum Corporation from 2017 through 2020. He also served as a board member of various Bear Stearns’ portfolio companies. From 1990 to 1997, Mr. Mintz worked at Policano & Manzo as a Restructuring Advisor, advising creditors and debtors of financially troubled companies. For several years prior to that, he worked in public accounting, beginning his career at Arthur Andersen & Company, a nationally recognized accounting firm, where he was employed from 1983 until 1989 and was a Senior Manager in the Tax Division. Mr. Mintz received a Bachelor of Science from Boston University in 1983. Mr. Mintz is well qualified to serve as a member of our board of directors due to his extensive experience as an investment professional and financial advisor.
Wallace Mathai-Davis
 has served as one of our directors since October 2021. Mr. Mathai-Davis has been a member of Marblegate’s Board of Advisors since 2009. He has over 30 years of experience as a c-suite executive
in FinTech, international asset management, wealth management and merchant banking. Mr. Mathai-Davis is a co-founder and
Board member of Q.ai, an artificial intelligence (AI) digital Registered Investment Advisor which offers AI constructed SMA hedge fund portfolios digitally to non-institutional investors.
A controlling interest of Q.ai was acquired by Forbes Global Media in 2019. Mr. Mathai-Davis is Chairman of 360 Trading Networks Inc., the North American subsidiary of 360 Treasury Systems (the largest FX ECN in Europe). He was a member of the Supervisory Board of the parent 360 Treasury Systems in Germany for many years prior to its sale to the Deutsche
Boerse. Mr. Mathai-Davis co-founded and
was co-CEO and
Board member of ChinaVest, Ltd., one of the first independent merchant banks chartered in the People’s Republic of China. He was a director of Regina Pacific International, a China Holding Company (CHC), with diversified real estate and operating company assets in China. Prior to co-founding ChinaVest,
he joined the Board of Directors of Mercantile Bankshares as Chairman of Investment and Wealth Management for the purpose of restructuring the investment and wealth management businesses. Mr. Mathai-Davis was the COO, CFO and partner at Offitbank from 1986 to 2002. Mr. Mathai-Davis is well qualified to serve as a member of our board of directors due to his extensive experience in leadership roles within the financial sector.

Number and Terms of Office of Officers and Directors
We currently have five directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Richard M. Goldman and Wallace Mathai-Davis, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Harvey Golub and Alan J. Mintz, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Andrew Milgram and Paul Arrouet, will expire at the third annual meeting of stockholders.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.
Committees of the Board of Directors
Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules
and a limited exception, Nasdaq rules
and Rule 10A-3 of
the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.
Audit Committee
We have established an audit committee of the board of directors. Alan Mintz, Richard Goldman and Wallace Mathai-Davis serve as members of our audit committee, and Alan Mintz chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Alan Mintz, Richard Goldman and Wallace Mathai-Davis meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of
the Exchange Act.
Each member of the audit committee is financially literate and our board of directors has determined that Alan Mintz qualifies as an “audit committee financial expert” as defined in applicable SEC rules.
We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•
obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee
We have established a compensation committee of the board of directors. Alan Mintz and Richard Goldman serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Alan Mintz and Richard Goldman are independent and Richard Goldman chairs the compensation committee.
We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluations;

•	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor of $10,000 per month, for up to 15 months, for secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.
The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.
Director Nominations
We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Alan Mintz and Richard Goldman. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.
We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.
Code of Ethics
We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the Registration Statement. You can review these documents by accessing our public filings at the SEC’s web site at
 www.sec.gov
. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.
Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11.	Executive Compensation.
Officer and Director Compensation
None of our officers has received any cash compensation for services rendered to us. We have agreed to pay our sponsor a total of $10,000 per month for secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, advisory fee, reimbursement or consulting fee, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses
incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses
by a target business. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses
incurred in connection with identifying and consummating an initial business combination.
After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our executive officers and directors that beneficially owns our common stock; and

•	all our executive officers and directors as a group.
In the table below, percentage ownership is based on 41,213,333 shares of our common stock, consisting of (i) 30,910,000 shares of our Class A common stock and (ii) 10,303,333 shares of our Class B common stock, issued and outstanding as of March 31, 2022. On all matters to be voted upon, including the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one
basis.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate Percentage of Outstanding Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
Marblegate Acquisition LLC (2)	610,000	2.0%	7,829,469	76.0%	20.5%
Andrew Milgram (2)	610,000	2.0%	7,829,469	76.0%	20.5%
Paul Arrouet (2)	610,000	2.0%	7,829,469	76.0%	20.5%
Richard Goldman (3)	—	—	—	—	—
Harvey Golub (3)	—	—	—	—	—
Mark Zoldan (3)	—	—	—	—	—
Alan J. Mintz (3)	—	—	—	—	—
Wallace Mathai-Davis (3)	—	—	—	—	—
All executive officers and directors as a group (7 individuals)	610,000	2.0%	7,829,469	76.0%	20.5%
Other 5% Stockholders
The Farallon Funds (4)	2,970,000	9.6%	—	—	7.2%
Polar Asset Management Partners Inc. (5)	2,970,000	9.6%	—	—	7.2%
AQR Capital Management, LLC (6)	2,799,999	9.1%	—	—	6.8%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Ellenoff Grossman & Schole LLP, 1345 Avenue of the Americas, New York, NY 10105.
(2)
Our sponsor is the record holder of such shares. Marblegate Asset Management, LLC is the managing member of our sponsor and has voting and investment discretion with respect to the securities held by our sponsor and may be deemed to beneficially own such shares. Andrew Milgram and Paul Arrouet, as Managing Partners of Marblegate Asset Management, LLC, may be deemed to exercise voting and investment power over the securities held by our sponsor and therefore may be deemed to beneficially own such securities. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(3)
Each such person is a direct or indirect member of our sponsor and disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)
According to a Schedule 13G filed on October 12, 2021, Grassland Investors, LLC, Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P., Farallon Capital Institutional Partners III, L.P., Four Crossings Institutional Partners V, L.P., Farallon Capital Offshore Investors II, L.P., Farallon Capital F5 Master I, L.P., Farallon Capital (AM) Investors, L.P., Farallon Partners, L.L.C., Farallon Institutional (GP) V, L.L.C., Farallon F5 (GP), L.L.C. acquired 2,970,000 shares of Class A common stock. The business address for each reporting person is c/o Farallon Capital Management, L.L.C., One Maritime Plaza, Suite 2100, San Francisco, California 94111.

(5)
According to a Schedule 13G filed on February 9, 2022, Polar Asset Management Partners Inc. acquired 2,970,000 shares of Class A common stock. The business address for the reporting person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(6)
According to a Schedule 13G filed on February 14, 2022, AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and AQR Arbitrage, LLC acquired 2,799,999 shares of Class A common stock. AQR Capital Management, LLC is a wholly owned subsidiary of AQR Capital Management Holdings, LLC. AQR Arbitrage, LLC is deemed to be controlled by AQR Capital Management, LLC. The business address for each reporting person is Two Greenwich Plaza, Greenwich, CT 06830.

Securities Authorized for Issuance under Equity Compensation Plans
None.
Changes in Control
None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
In January 2021, our sponsor purchased 8,625,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. In September 2021, we effected a stock dividend of 0.3694 shares for each share of Class B common stock outstanding, resulting in our sponsor holding 11,810,833 founder shares. The number of founder shares issued (as adjusted for the stock dividend) was determined based on the expectation that such founder shares would represent 25% of the outstanding shares upon completion of our initial public offering (including the private placement shares). Up to 1,507,500 founder shares are subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
Our sponsor and Cantor purchased an aggregate of 910,000 private placement units (610,000 private placement units purchased by our sponsor and 300,000 private placement units purchased by Cantor) for a purchase price of $10.00 per unit in a private placement that occurred simultaneously with the closing of our initial public offering. Each private placement unit contains one share of Class A common stock and one-half
of one whole warrant. Each whole warrant contained in a private placement unit entitles the holder to purchase one whole share of our Class A common stock at $11.50 per share. The private placement warrants included in the private placement units (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.
If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which Marblegate or an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with
us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the initial business combination by making a specified future issuance to any such entity.

We have agreed to pay our sponsor a total of $10,000 per month for secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.
Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses
incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses
by a target business. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses
incurred by such persons in connection with activities on our behalf.
On January 15, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to our sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and was payable on the earlier of September 30, 2021 or the completion of the initial public offering. The outstanding loan of $186,819 was repaid at the closing of the initial public offering.
In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing
basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.
After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.
We have entered into indemnification agreements with each of our officers and directors. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.
We have entered into a registration rights agreement with respect to the private placement shares, private placement warrants, the units issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise of the foregoing and upon exercise of the private placement warrants and upon conversion of the founder shares.
In connection with the closing of our initial public offering, our sponsor sold 2,473,864 founder shares to certain anchor investors at their original purchase price. The Company estimated the aggregate fair value of the founder shares attributable to the anchor investors to be $20,656,764, or $8.35 per share.
Related Party Policy
We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A form of the code of ethics that we adopted prior to the consummation of our initial public offering was filed as an exhibit to the Registration Statement.

In addition, our audit committee, pursuant to a written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. A form of the audit committee charter was filed as an exhibit to the Registration Statement. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.
These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.
To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from independent investment banking firm or from another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers, directors or any of their respective affiliates, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our sponsor, officers, directors or our or their affiliates, none of which will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination:

•	Payment to our sponsor of $10,000 per month, for up to 15 months, for secretarial and administrative support;

•	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

•
Repayment
of non-interest bearing
loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units.

Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors, or our or their affiliates.
Director Independence
Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Richard Goldman, Alan Mintz and Wallace Mathai-Davis are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14 .	Principal Accountant Fees and Services.
The following is a summary of fees paid or to be paid to Marcum, for services rendered.
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms
10-Q
for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and for the period from December 10, 2020 (inception) through December 31, 2020 totaled $67,965 and $0, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees.
Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and for the period from December 10, 2020 (inception) through December 31, 2020.
Tax Fees
. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021 and for the period from December 10, 2020 (inception) through December 31, 2020.
All Other Fees
. We did not pay Marcum for other services for the year ended December 31, 2021 and for the period from December 10, 2020 (inception) through December 31, 2020.
Pre-Approval
Policy
Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibit and Financial Statement Schedules.
(a) The following documents are filed as part of this Form
10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:
None.

(3)	Exhibits
We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Copies of such material can be obtained on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary.
Not applicable.

MARBLEGATE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Marblegate Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Marblegate Acquisition Corp.
(the “Company”) as of December 31, 2021 and December 31, 2020, and the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from December 10, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from December 10, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Emphasis of a Matter
As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation with a scheduled liquidation date of January 5, 2023. The Company must consummate a successful business combination or merger no later than January 5, 2023 to avoid liquidation of the entity, unless such date is extended by approval of the Company’s stockholders.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum
LLP

PCAOB ID Number 688
Marcum LLP
We have served as the Company’s auditor since 2020.
Los Angeles, CA
March
31
, 2022

MARBLEGATE ACQUISITION CORP.
BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$380,160	$—
Prepaid expenses	344,281	—

Total Current Assets	724,441	—
Other assets	237,900	—
Deferred offering costs	—	42,500
Marketable securities held in Trust Account	301,518,928	—

TOTAL ASSETS	$302,481,269	$42,500

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$347,950	$1,000
Advance from related party	—	42,500

Total Current Liabilities	347,950	43,500
Warrant liability	250,250	—
Deferred underwriting fee payable	15,000,000	—

Total Liabilities	15,597,700	43,500

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 200,000,000 shares authorized; 30,000,000 shares at $10.05 per share redemption value and no shares at redemption value as of December 31, 2021 and 2020, respectively	301,500,000	—

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 910,000 shares and no shares issued and outstanding (excluding 30,000,000 shares and no shares subject to possible redemption) as of December 31, 2021 and 2020, respectively	91	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,303,333 shares and no shares issued and outstanding as of December 31, 2021 and 2020, respectively	1,030	—
Additional paid-in capital	—	—
Accumulated deficit	(14,617,552)	(1,000)

Total Stockholders’ Deficit	(14,616,431)	(1,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$302,481,269	$42,500

The accompanying notes are an integral part of the financial statements.

MARBLEGATE ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from December 10, 2020 (Inception) through December 31,
	2021	2020
Operating and formation costs	$503,572	$1,000

Loss from operations	(503,572)	(1,000)
Other income (expense):
Interest income on marketable securities held in Trust Account	35,823	—
Unrealized loss on marketable securities held in Trust Account	(16,895)	—
Change in fair value of warrant liabilities	259,350	—
Transaction costs associated with the Initial Public Offering	(42,344)	—

Other income, net	235,934	—

Net loss	$(267,638)	$(1,000)

Basic and diluted weighted average shares outstanding, Class A common stock	7,457,143	—

Basic and diluted net loss per common share, Class A common stock	$(0.01)	$—

Basic and diluted weighted average shares outstanding, Class B common stock and non-redeemable Class A common stock	10,529,533	10,303,333

Basic and diluted net loss per common share, Class B common stock and non-redeemable Class A common stock	$(0.01)	$(0.00)

The accompanying notes are an integral part of the financial statements.

MARBLEGATE ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2021AND FOR THE PERIOD FROM DECEMBER 10, 2020 THROUGH DECEMBER 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Deficit
Balance – December 10, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance – December 31, 2020	—	—	—	—	—	(1,000)	(1,000)
Issuance of Class B common stock to Sponsor	—	—	11,810,833	1,181	23,819	—	25,000
Remeasurement for Class A common stock to redemption amount	—	—	—	—	(24,255,612)	(14,348,914)	(38,604,526)
Sale of 910,000 Private Placement Units	910,000	91	—	—	9,099,909	—	9,100,000
Proceeds received in excess of fair value of 455,000 Private Placement Warrants, net of offering costs	—	—	—	—	(509,600)	—	(509,600)
Proceeds allocated to Public Warrants	—	—	—	—	15,600,000	—	15,600,000
Offering costs charged to operations allocated to anchor investors	—	—	—	—	41,333	—	41,333
Forfeiture of Founder Shares	—	—	(1,507,500)	(151)	151	—	—
Net loss	—	—	—	—	—	(267,638)	(267,638)

Balance – December 31, 2021	910,000	$91	10,303,333	$1,030	$—	$(14,617,552)	$(14,616,431)

The accompanying notes are an integral part of the financial statements.

MARBLEGATE ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from December 10, 2021 (Inception) through December 31,
	2021	2020
Cash Flows from Operating Activities:

Net loss	$(267,638)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(35,823)	—
Unrealized loss on marketable securities held in Trust Account	16,895	—
Transaction costs associated with the Initial Public Offering	42,344	—
Change in fair value of warrant liabilities	(259,350)
Changes in operating assets and liabilities:
Prepaid expenses	(344,281)	—
Other assets	(237,900)
Accrued expenses	346,450	1,000

Net cash used in operating activities	(739,303)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(301,500,000)	—

Net cash used in investing activities	(301,500,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	294,000,000	—
Proceeds from sale of Private Placement Units	9,100,000	—
Advances from related party	—	42,500
Repayment of advances from related party	(42,500)
Proceeds from promissory notes – related party	186,819	—
Repayment of promissory notes – related party	(186,819)	—
Payment of offering costs	(463,037)	(42,500)

Net cash provided by financing activities	302,619,463	—

Net Change in Cash	380,160	—
Cash – Beginning	—	—

Cash – Ending	$380,160	$—

Non-cash investing and financing activities:
Deferred underwriting fee payable	$15,000,000	$—

Remeasurement for Class A common stock subject to redemption amount	$38,604,526	$—

Initial classification of warrant liability	$509,600	$—

Initial classification of common stock subject to redemption	$301,500,000	$—

Offering costs charged to operations allocated to anchor investors	$41,333	$—

The accompanying notes are an integral part of the financial statements.

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
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
As of December 31, 2021, the Company had not yet commenced any operations. All activity through December 31, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below,

and
identifying a target Company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the marketable securities held in the Trust Account (as defined below).
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
Transaction costs amounted to $42,630,587, consisting of $6,000,000 of underwriting fees, net of reimbursement, $15,000,000 of deferred underwriting fees, $1,015,137 of other offering costs (including $509,600 for the fair value of the private warrants included in the Private Placement Units, and $505,537 of offering costs) and $20,615,450 for the fair value of the Founder Shares attributable to certain anchor investors (see Note 5).
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination
The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.05 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.
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

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and the search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Liquidity and Capital Resources
As of December 31, 2021, the Company had $380,160 in its operating bank accounts, $301,518,928 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $577,041 which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of December 31, 2021, approximately $18,928 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.
The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. In instances of working capital deficits, the Sponsor has agreed to fund cash shortfalls up to $600,000. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2021 and 2020.
Marketable Securities Held in Trust Account
At December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the
Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.
At December 31, 2021, the Class A common stock reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(15,600,00)
Class A common stock issuance costs	(21,504,526)
Plus:
Remeasurement of carrying value to redemption value	38,604,526

Class A common stock subject to possible redemption	$301,500,000

Offering Costs
The Company complies with the requirements of ASC
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred and presented as non-operating
expenses. Offering costs associated with the Public Shares were charged to stockholders’ deficit upon the completion of the Initial Public Offering. Offering costs amounted to $42,630,587, of which $42,588,262 were charged to stockholders’ deficit upon the completion of the Initial Public Offering (inclusive of the $20,615,450 for the fair value of the Founder Share
s
attributable to certain anchor investors (see Note 5) and $41,314 were expensed to the statements of operation. Offering costs of $1,011 allocated to the Private Placement Warrants were expensed to the statements of operations.

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Loss Per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding for the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,455,000 Class A common stock in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.
The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	Year Ended December 31, 2021		For the Period from December 10, 2020 (Inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(110,961)	$(156,677)	$—	$(1,000)
Denominator:
Basic and diluted weighted average shares outstanding	7,457,143	10,529,533	—	10,303,333

Basic and diluted net loss per common stock	$(0.01)	$(0.01)	$—	$(0.00)
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the warrant liabilities (see Note 10.)
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

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued
at each reporting date, with changes in the fair value reported in the statements of operation. Derivative assets and liabilities are classified in the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instruments is required within 12 months of the balance sheet date.
Warrant Liabilities
The Company will account for the warrants to be issued in connection with the private placement in accordance with the guidance contained in FASB ASC Topic 815 “Derivatives and Hedging” whereby under that provision the warrants that do not meet the criteria for equity treatment must be recorded as
 a
liability. Accordingly, the Company evaluated and will classify the warrants included in the Private Placement Units (the “Private Placement Warrants”) under liability treatment at its fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured
at each balance sheet date until the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update
2020-06,
Debt – Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU
2020-06
effective June 30, 2021. The adoption of ASU
2020-06
did not have a material impact on the Company’s financial statements.
Management does not believe that any
 other
recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 30,000,000 Units, at a purchase price of $10.00 per Unit.
Each Unit consists of one share of the
Company’s Class A common stock and
one-half
of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 7).

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 910,000 Private Placement Units at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $9,100,000, in a private placement. Each Private Placement Unit consists of one share of Class A common stock and one-half
of one warrant. Each whole warrant is exercisable to purchase one Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Units will expire worthless.
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On January 15, 2021, in consideration for the payment of certain of the Company’s offering costs, the Company applied $25,000 of outstanding advances from the Sponsor towards the issuance of 8,625,000 shares of the Company’s Class B common stock. In September 2021, the Company effected a stock
dividend of 0.3694 shares for each share of Class B common stock outstanding, resulting in the Sponsor holding 11,810,833 Founder Shares (the “Founder Shares”). The Founder Shares include an aggregate of up to 1,507,500 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the holders of the Founder Shares will collectively own, on an as-converted
basis, 25% of the Company’s issued and outstanding shares after the Initial Public Offering (including the Private Placement Shares). As a result of the underwriter’s option not to exercise its over-allotment option, a total of 1,507,500 Founder Shares were forfeited.
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
In connection with the closing of the Initial Public Offering, the Sponsor sold 2,473,864 Founder Shares to the anchor investors at their original purchase price. The Company estimated the aggregate fair value of the Founder Shares attributable to the anchor investors to be $20,656,764, or $8.35 per share. The fair value of the Founder Shares were valued using a binomial/lattice model. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs related to the Founder Shares amounted to $20,656,764, of which $20,615,450 was charged to stockholders’ deficit upon the completion of the Initial Public Offering and $41,314 was expensed to the statements of operation and included in transaction costs attributable to warrant liabilities.
On October 5, 2021, upon the closing of the Initial Public Offering, the Sponsor sold Membership Interests to each of four directors of the Company. The Membership Interests entitle each director to 25,000 shares of Founder Shares, for an aggregate of 100,000 shares
, to be transferred to the directors if a Business Combination is consummated.
 The total consideration paid for
these membership interests was
 $200. Three of the directors were also part of the Sponsor investor group and invested $409,929 for their pro-rata
share of the Sponsor contribution for Founder Shares and Private Placement Units. Each Founder Share will automatically convert to one share of Class A Common Stock upon consummation of a Business Combination. The Sponsor will retain all voting and dispositive power over all Founder Shares until the consummation of the Business Combination, after which the Sponsor will distribute to each holder of the Membership Interests its share of the Founder Shares, subject to applicable lock-up
or escrow restrictions.
The sale of the Membership Interests to the Company’s directors is in the scope of FASB ASC Topic
718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 100,000 shares granted to the Company’s directors was $835,000 or $8.35 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Promissory Note – Related Party
On January 15, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of September 30, 2021 or the completion of the Initial Public Offering. The outstanding loan of $186,819 was repaid at the time of the Initial Public Offering.
Administrative Support Agreement
The Company entered into an agreement, commencing on September 30, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total not to exceed $10,000 per month for secretarial and
administrative support. For the year ended December 31, 2021, the Company incurred $30,000 in fees for these services, of which such fees is included in accrued expenses in the accompanying balance sheet. For the period from December 10, 2020 (inception) through December 31, 2020, the Company did not incur any fees for these services.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. There are no outstanding balances under the Working Capital Loans as of December 31, 2021 and 2020.

NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration Rights
Pursuant to a registration rights agreement entered into on September 30, 2021, the holders of the Founder Shares, the Private Placement Units (and the securities contained therein), and the units that may be issued upon conversion of Working Capital Loans (and the securities contained therein) are entitled to registration rights. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding anything to the contrary, Cantor may only make a demand on one occasion and only during the
5-year
period beginning on the effective date of the registration statement of which this prospectus forms a part. In addition, Cantor may participate in a “piggy-back” registration only during the
7-year
period beginning on the effective date of the registration statement. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The Company granted the underwriters a
45-day
option to purchase up to 4,500,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. As a result of the underwriters’ election not to exercise their over-allotment, 4,500,000 Units are no longer available for purchase.
The underwriters are entitled to a deferred fee of 5.0% of the gross proceeds of the 30,000,000 Units sold in the Initial Public Offering, or $15,000,000
.
The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

NOTE 7. PRIVATE WARRANTS
As of December 31, 2021 and 2020, there are 455,000 and no outstanding Private Placement Warrants, respectively. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 8. STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred Stock —
The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock —
The Company is authorized to issue up to 200,000,000 shares of Class A common stock, $0.0001 par value. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2021, there were 910,000 shares of Class A common stock issued and outstanding, excluding 30,000,000 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were no
shares of

Class A common stock issued and outstanding.
Class
 B Common Stock —
The Company is authorized to issue up to 20,000,000 shares of Class B common stock, $0.0001 par value. Holders of the Company’s Class B common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 10,303,333 and no shares of Class B common stock issued and outstanding, respectively.
Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law.
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
Public Warrants—
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
The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement covering the issuance, under the Securities Act, of the Class A common stock issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If any such registration statement has not been declared effective by the 60th business day following the closing of a Business Combination, holders of the warrants will have the right, during the period beginning on the 61st business day after the closing of a Business Combination and ending upon such registration statement being declared effective by the SEC, and during any other period when the company fails to have maintained an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Company will not redeem the warrants unless a registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the
30-day
redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable, the Company may not exercise its redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

state blue sky laws or the Company is unable to effect such registration or qualification. The Company will use its best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by the Company in this Initial Public Offering.
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
In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares or Private Placement Units (or underlying securities) held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the Market Value is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price
NOTE 9. INCOME TAX
The Company’s net deferred tax assets at December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets
Net operating loss carryforward	$42,160	$—
Startup/Organization Expenses	63,590	—
Unrealized loss on marketable securities	(3,975)	—

Total deferred tax assets	101,775	—
Valuation Allowance	(101,775)	—

Deferred tax assets	$—	$—

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

The income tax provision for the year ended December 31, 2021 and
f
or the Period from December 10, 2020 (Inception) through December 31, 2020 consists of the following:

	December 31, 2021	December 31, 2020
Federal
Current	$—	$—
Deferred	(101,775)	—
State and Local
Current	—	—
Deferred	—	—
Change in valuation allowance	101,775	—

Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company had $200,764 and $0 of U.S. federal net operating loss carryovers available to offset future taxable income, respectively. The net operating loss carryforwards do not expire.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $101,775. For the period from December 10, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $0.
A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of warrant liabilities	20.4%	0.0%
Transaction costs associated with the Initial Public Offering	-3.4%	0.0%
True-ups	0.0%	0.0%
Valuation allowance	-38.0%	0.0%

Income tax provision	0.0%	21.0%

The Company files income tax returns in the U.S. federal jurisdiction. The Company’s tax returns for the year ended December 31, 2021 and 2020 remain open and subject to examination.
NOTE 10. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Description	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account		1	$301,518,928
Liabilities:
Warrant liabilities – Private Placement Warrants		3	$250,250
The Private Placement Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities in the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statements of operations.
The Private Placement Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the closing date of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target.

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

The following table provides quantitative information regarding Level 3 fair value measurements:

October 5, 2021 (Initial Measurement)
Stock price	$10.00
Exercise price	$11.50
Expected term (in years)	5.99
Volatility	15.9%
Risk-free rate	1.14%
Dividend yield	0.0%

December 31, 2021
Stock price	$9.77
Exercise price	$11.50
Term (years)	5.75
Volatility	10.2%
Risk-free rate	1.32%
Dividend yield	0.0%
The following table presents the changes in the fair value of Level 3 warrant liabilities:

Warrant Liabilities
Fair value as of December 10, 2020 (inception)	$—
Initial measurement on October 5, 2021	509,600
Change in fair value	(259,350)

Fair value as of December 31, 2021	$250,250

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period from December 10, 2020 (inception) through December 31, 2021.
NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated September 30, 2021, by and between the Company and Cantor, as representative of the several underwriters. (2)

3.1	Amended and Restated Certificate of Incorporation. (2)

3.2	By Laws (1)

4.1	Specimen Unit Certificate (1)

4.2	Specimen Class A Common Stock Certificate (1)

4.3	Specimen Warrant Certificate (1)

4.4	Warrant Agreement, dated September 30, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (2)

4.5	Description of Registered Securities.*

10.1	Letter Agreement, dated September 30, 2021, by and among the Company, its officers, its directors and the sponsor. (2)

10.2	Promissory Note, dated January 15, 2021, issued to Marblegate Acquisition LLC (1)

10.3	Investment Management Trust Agreement, dated September 30, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (2)

10.4	Registration Rights Agreement, dated September 30, 2021, by and among the Company, the sponsor and certain other security holders. (2)

10.5	Administrative Support Agreement, dated September 30, 2021, by and between the Company and the sponsor. (2)

10.7	Unit Subscription Agreement, dated September 30, 2021, by and between the Company and the sponsor. (2)

10.8	Unit Subscription Agreement, dated September 30, 2021, by and between the Company and Cantor. (2)

10.9	Form of Indemnity Agreement (1)

10.10	Form of Investment Agreement by and among the Registrant, Marblegate Acquisition LLC and the anchor investors (9.9%) (1)

10.11	Form of Investment Agreement by and among the Registrant, Marblegate Acquisition LLC and the anchor investors (4.9%) (1)

10.12	Form of Investment Agreement by and among the Registrant, Marblegate Acquisition LLC and the anchor investors (2.5%) (1)

14	Code of Ethics (1)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Audit Committee Charter (1)

99.2	Compensation Committee Charter (1)

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on September 9, 2021.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 5, 2021.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2022	Marblegate Acquisition Corp.

	By:	/s/ Andrew Milgram
	Name:	Andrew Milgram
	Title:	Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Andrew Milgram	Chief Executive Officer and Executive Director	March 31, 2022
Andrew Milgram	(Principal Executive Officer)

/s/ Mark Zoldan	Chief Financial Officer	March 31, 2022
Mark Zoldan	(Principal Financial and Accounting Officer)

/s/ Paul Arrouet	President and Executive Director	March 31, 2022
Paul Arrouet

/s/ Harvey Golub	Chairman of the Board	March 31, 2022
Harvey Golub

/s/ Richard Goldman	Director	March 31, 2022
Richard Goldman

/s/ Alan Mintz	Director	March 31, 2022
Alan Mintz

/s/ Wallace Mathai-Davis	Director	March 31, 2022
Wallace Mathai-Davis