Form 10-Q
period 2022-03-31
Marblegate Acquisition Corp.
filed 2022-05-13
CIK 1838513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number:
001-40862

MARBLEGATE ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-4249135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
/o Ellenoff Grossman & Schole LLP
1345 Avenue of the Americas
New York, NY 10105
(Address of principal executive offices)
(212)
370-1300
(Registrant telephone number, including area code)
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
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
of the Exchange Act).    Yes  ☒    No  ☐
As of May
13
, 2022, there were 30,910,000 shares of Class A common stock, $0.0001 par value and 10,303,333 shares of Class B common stock, $0.0001 par value, issued and outstanding.

MARBLEGATE ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
MARBLEGATE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$170,754	$380,160
Prepaid expenses	379,812	344,281

Total Current Assets	550,566	724,441
Other assets	158,600	237,900
Marketable securities held in Trust Account	301,570,196	301,518,928

TOTAL ASSETS	$302,279,362	$302,481,269

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$345,693	$347,450

Total Current Liabilities	345,693	347,450
Warrant liability	195,650	250,250
Deferred underwriting fee payable	15,000,000	15,000,000

Total Liabilities	15,541,343	15,597,700

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 200,000,000 shares authorized; 30,000,000 shares at $10.05 per share redemption value as of March 31, 2022 and December 31, 2021	301,500,000	301,500,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 910,000 shares issued and outstanding (excluding 30,000,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	91	91
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,303,333 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1,030	1,030
Additional paid-in capital	—	—
Accumulated deficit	(14,763,102)	(14,617,552)

Total Stockholders’ Deficit	(14,761,981)	(14,616,431)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$302,279,362	$302,481,269

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Operating and formation costs	$251,418	$—

Loss from operations	(251,418)	—
Other income (expense):
Interest income on marketable securities held in Trust Account	54,384	—
Unrealized loss on marketable securities held in Trust Account	(3,116)	—
Change in fair value of warrant liabilities	54,600	—

Other income, net	105,868	—

Net loss	$(145,550)	$—

Basic and diluted weighted average shares outstanding, Class A common stock	30,000,000	—

Basic and diluted net loss per share, Class A common stock	$(0.00)	$—

Basic and diluted weighted average shares outstanding, Class B common stock and non-redeemable Class A common stock	11,213,333	10,303,333

Basic and diluted net loss per share, Class B common stock and non-redeemable Class A common stock	$(0.00)	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Deficit
Balance – December 31, 2021	910,000	$91	10,303,333	$1,030	$—	$(14,617,552)	$(14,616,431)
Net loss	—	—	—	—	—	(145,550)	(145,550)

Balance – March 31, 2022	910,000	$91	10,303,333	$1,030	$—	$(14,763,102)	$(14,761,981)

THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – December 31, 2020	—	$—	—	$—	$—	$(1,000)	$(1,000)
Issuance of Class B common stock to Sponsor	—	—	11,810,833	1,181	23,819	—	25,000
Net income (loss)	—	—	—	—	—	—	—

Balance – March 31, 2021	—	$—	11,810,833	$1,181	$23,819	$(1,000)	$24,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(145,550)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(54,384)	—
Unrealized loss on marketable securities held in Trust Account	3,116	—
Change in fair value of warrant liabilities	(54,600)	—
Changes in operating assets and liabilities:
Prepaid expenses	(35,531)	—
Other assets	79,300	—
Accounts payable and accrued expenses	(1,757)	(525)

Net cash used in operating activities	(209,406)	(525)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Repayment of advances from related party	—	(42,500)
Proceeds from promissory notes – related party	—	18,026

Net cash provided by financing activities	—	526

Net Change in Cash	(209,406)	1
Cash – Beginning of period	380,160	—

Cash – End of period	$170,754	$1

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$7,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
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
As of March 31, 2022, the Company had not yet commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target Company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the marketable securities held in the Trust Account (as defined below).
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

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
Going Concern
As of March 31, 2022, the Company had $170,754 in its operating bank account, $301,570,196 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $275,069 which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of March 31, 2022, $70,196 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
The Company expects to incur significant costs in pursuit of its acquisition plans. The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the Company’s liquidation date of January 5, 2023. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
promulgated by the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the period ended December 31, 2021, as filed with the SEC on April 1, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
Use of Estimates
The preparation of the condensed unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
At March 31, 2022 and December 31, 2021 substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

At March 31, 2022 and December 31, 2021, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(15,600,00)
Class A common stock issuance costs	(21,504,526)
Plus:
Remeasurement of carrying value to redemption value	38,604,526

Class A common stock subject to possible redemption	$301,500,000

Offering Costs
The Company complies with the requirements of
ASC340-10-S99-1and
SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred and presented as non-operating
expenses. Offering costs associated with the Public Shares were charged to stockholders’ deficit upon the completion of the Initial Public Offering. Offering costs amounted to $42,630,587, of which $42,588,262 were charged to stockholders’ deficit upon the completion of the Initial Public Offering (inclusive of the $20,615,450 for the fair value of the Founder Shares attributable to certain anchor investors (see Note 5) and $41,314 were expensed to the statements of operation. Offering costs of $1,011 allocated to the Private Placement Warrants were expensed to the statements of operations.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2022 and 2021, primarily due to the change in fair value of the warrants liabilities and the valuation allowance recorded in the Company’s net operating losses.
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
The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,455,000 Class A common stock in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Redeemable Class A	Class B and Non- redeemable Class A	Class A	Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(105,949)	$(39,601)	$—	$—
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000	11,213,333	—	10,303,333

Basic and diluted net loss per common stock	$(0.00)	$(0.00)	$—	$—
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the warrant liabilities (see Note 9.)
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
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued
at each reporting date, with changes in the fair value reported in the statements of operation. Derivative assets and liabilities are classified in the balance sheets as current or non-current
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

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering consummated on October 5, 2021, the Company sold 30,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock and one-half
of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 8).
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
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On January 15, 2021, in consideration for the payment of certain of the Company’s offering costs, the Company applied $25,000 of outstanding advances from the Sponsor towards the issuance of 8,625,000 shares of the Company’s Class B common stock. In September 2021,the Company effected a stock dividend of 0.3694 shares for each share of Class B common stock outstanding, resulting in the Sponsor holding 11,810,833 Founder Shares (the “Founder Shares”). The Founder Shares included an aggregate of up to 1,507,500 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the holders of the Founder Shares will collectively own, on an as-converted
basis, 25% of the Company’s issued and outstanding shares after the Initial Public Offering (including the Private Placement Shares). As a result of the underwriter’s option not to exercise its over-allotment option, a total of 1,507,500 Founder Shares were forfeited.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
On October 5, 2021, upon the closing of the Initial Public Offering, the Sponsor sold membership interests to each of four directors of the Company. The membership interests entitle each director to 25,000 Founder Shares, for an aggregate of 100,000 shares, to be transferred to the directors if a Business Combination is consummated. The total consideration paid for these membership interests was $200. Three of the directors were also part of the Sponsor group and invested $409,929 for their pro-rata
share of the Sponsor contribution for Founder Shares and Private Placement Units. Each Founder Share will automatically convert to one share of Class A common stock upon consummation of a Business Combination. The Sponsor will retain all voting and dispositive power over all Founder Shares until the consummation of the Business Combination, after which the Sponsor will distribute to each holder of the membership interests its share of the Founder Shares, subject to applicable lock-up
restrictions.
The sale of the membership interests to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 100,000 shares granted to the Company’s directors was $835,000 or $8.35 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.
Promissory Note – Related Party
On January 15, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of September 30, 2021 or the completion of the Initial Public Offering. The outstanding loan of $186,819 was repaid at the closing of the Initial Public Offering. Borrowings under the Promissory Note are no longer available.
Administrative Support Agreement
The Company entered into an agreement, commencing on September 30, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total not to exceed $10,000 per month for administrative and support services. For the three months ended March 31, 2022, the Company incurred $30,000 in fees for these services. The amounts included in accounts payable and accrued expenses for these services were $60,000 and $30,000 as of March 31, 2022 and December 31, 2021, respectively. For the three months ended March 31, 2021, the Company did not incur any fees for these services.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. There are no outstanding balances under the Working Capital Loans as of March 31, 2022 and December 31, 2021.
On March 27, 2022, the Sponsor signed a commitment letter stating that in instances of cash shortfalls, the Sponsor agrees to provide support of up to $600,000 to enable the Company to continue its operations and meet its potential obligations.
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
The underwriters are entitled to a deferred fee of 5.0% of the gross proceeds of the 30,000,000 Units sold in the Initial Public Offering, or $15,000,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.
NOTE 7. PRIVATE WARRANTS
As of March 31, 2022 and December 31, 2021, there are 455,000 outstanding Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

NOTE 8. STOCKHOLDERS’ DEFICIT
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue up to 200,000,000 shares of Class A common stock, $0.0001 par value. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 910,000 shares of Class A common stock issued and outstanding, excluding 30,000,000 shares of Class A common stock subject to possible redemption and presented as temporary equity.
Class
 B Common Stock
—The Company is authorized to issue up to 20,000,000 shares of Class B common stock, $0.0001 par value. Holders of the Company’s Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 10,303,333 shares of Class B common stock issued and outstanding.
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
Public Warrants
—Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.
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

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement covering the issuance, under the Securities Act, of the Class A common stock issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If any such registration statement has not been declared effective by the 60th business day following the closing of a Business Combination, holders of the warrants will have the right, during the period beginning on the 61st business day after the closing of a Business Combination and ending upon such registration statement being declared effective by the SEC, and during any other period when the company fails to have maintained an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Company will not redeem the warrants unless a registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the30-day
redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable, the Company may not exercise its redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification. The Company will use its best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by the Company in this Initial Public Offering.
Redemption of Warrants When the Price per share of Class
 A common stock Equals or Exceeds $18.00
— Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•
if, and only if, the last reported sale price of the shares of Class A common stock for any20trading days within
a30-tradingday
period ending on the third trading day prior to the date on which the Company sends to the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like).

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

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2022		December 31, 2021
	Level	Amount	Level	Amount
Assets:
Marketable securities held in Trust Account	1	$301,570,196	1	$301,518,928
Liabilities:
Warrant Liability – Private Placement Warrants	3	$195,650	3	$250,250
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
The following table provides quantitative information regarding Level 3 fair value measurements:

	March 31, 2022	December 31, 2021	October 5, 2021 (Initial Measurement)
Stock price	$9.85	$9.77	$10.00
Exercise price	$11.50	$11.50	$11.50
Expected term (in years)	5.50	5.75	5.99
Volatility	6.5%	10.2%	15.9%
Risk-free rate	2.39%	1.32%	1.14%
Dividend yield	0.0%	0.0%	0.0%
The following table presents the changes in the fair value of Level 3 warrant liabilities:

Warrant Liabilities
Fair value as of December 31, 2021	$250,250
Change in fair value	(54,600)

Fair value as of March 31, 2022	$195,650

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy
during the three-month period ended March 31, 2022.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this Quarterly Report on Form
10-Q
(the “Quarterly Report”) to “we,” “us” or the “Company” refer to Marblegate Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Marblegate Acquisition LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report Form
10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of a Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of a Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering and Annual Report on Form
10-K
filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 10, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the trust account established for the benefit of our public stockholders (“the “Trust Account’) with Continental Stock Transfer & Trust Company acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for and completing a Business Combination.
For the three months ended March 31, 2022, we had a net loss of $145,550, which consists of operating and formation costs of $251,418, and an unrealized loss on marketable securities held in the trust account of $3,116, offset by interest income on marketable securities held in the trust account of $54,384 and change in fair value of warrant liabilities of $54,600.
For the three months ended March 31, 2021, we had no net income nor net loss.
Liquidity and Capital Resources
On October 5, 2021, we consummated the initial public offering of 30,000,000 units, generating gross proceeds of $300,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 910,000 private placement units at a price of $10.00 per private placement unit in a private placement to the sponsor and Cantor Fitzgerald & Co., the representative of the underwriters of our initial public offering, generating gross proceeds of $9,100,000.

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
For the three months ended March 31, 2022, cash used in operating activities was $209,406. Net loss of $145,550 was affected by interest earned on marketable securities held in the trust account of $54,384, unrealized loss in marketable securities held in the trust account of $3,116 and change in fair value of warrant liabilities of $54,600. Changes in operating assets and liabilities provided $42,012 of cash from operating activities.
For the three months ended March 31, 2021, cash used in operating activities was $525, which was comprised of the changes in operating assets and liabilities.
As of March 31, 2022, we had marketable securities held in the trust account of $301,570,196 (including approximately $70,000 of interest income, net of unrealized losses) consisting of U.S. Treasury bills with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through March 31, 2022, we have not withdrawn any interest earned from the trust account.
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
As of March 31, 2022, we had cash of $170,754. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the sponsor, members of the sponsor, or certain of our officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units.
We expect to incur significant costs in pursuit of our acquisition plans. We will need to raise additional capital through loans or additional investments from our sponsor, stockholders, officers, directors, or third parties. Our officers, directors and the sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. In instances of working capital deficits, the Sponsor has agreed to fund cash shortfalls up to $600,000. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. If we are unable to complete the Business Combination because we do not have sufficient funds available, we will be forced to cease operations and liquidate the Trust Account. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the Company’s liquidation date of January 5, 2023. The accompanying financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of March 31, 2022 or December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the sponsor a total of $10,000 per month for secretarial and administrative support. We began incurring these fees on September 30, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of 5.0% of the gross proceeds of the initial 30,000,000 units sold in the initial public offering, or $15,000,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the trust account, subject to the terms of the underwriting agreement. Such fee will be waived by the underwriters in the event that we do not complete a Business Combination.
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
Warrant Liabilities
We account for the warrants issued in connection with our initial public offering in accordance with the guidance contained in Accounting Standards Codification
(“ASC”)815-40-15-7D
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
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.
Net Loss Per Common Share
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.
Item 4. Controls and Procedures
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

Our management evaluated, with the participation of our current principal executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.
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
Changes in Internal Control Over Financial Reporting
Not applicable.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for the Initial Public Offering and Annual Report on Form
10-K
filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Report, except as set forth below, there have been no material changes to the risk factors disclosed in final prospectus for the Initial Public Offering and our Annual Report on Form
10-K
filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None

Item 5. Other Information
None
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XRBL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARBLEGATE ACQUISITION CORP.

Date: May 13, 2022	By:	/s/ Andrew Milgram
	Name:	Andrew Milgram
	Title:	Chief Executive Officer and Executive Director
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Mark Zoldan
	Name:	Mark Zoldan
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)