Form 10-Q
period 2022-06-30
Marblegate Acquisition Corp.
filed 2022-08-12
CIK 1838513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM

10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
(212)370-1300
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
As of August 1
2
, 2022,

there were 30,910,000 shares of Class A common stock, $0.0001 par value and 10,303,333 shares of Class B common stock, $0.0001 par value, issued and outstanding.

MARBLEGATE ACQUISITION CORP.
FORM

10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
MARBLEGATE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$66,369	$380,160
Prepaid expenses	355,116	344,281

Total Current Assets	421,485	724,441
Other assets	79,300	237,900
Marketable securities held in Trust Account	301,822,014	301,518,928

TOTAL ASSETS	$302,322,799	$302,481,269

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$363,759	$347,450

Total Current Liabilities	363,759	347,450
Warrant liability	77,350	250,250
Deferred underwriting fee payable	15,000,000	15,000,000

Total Liabilities	15,441,109	15,597,700

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 200,000,000 shares authorized; 30,000,000 shares at $10.05 per share redemption value as of June 30, 2022 and December 31, 2021	301,516,277	301,500,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 910,000 shares issued and outstanding (excluding 30,000,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	91	91
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,303,333 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1,030	1,030
Additional paid-in capital	—	—
Accumulated deficit	(14,635,708)	(14,617,552)

Total Stockholders’ Deficit	(14,634,587)	(14,616,431)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$302,322,799	$302,481,269

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Formation and o perational costs	$226,447	$—	$477,865	$—

Loss from operations	(226,447)	—	(477,865)	—
Other income:
Change in fair value of warrant liability	118,300	—	172,900	—
Unrealized loss on marketable securities held in Trust Account	(518,130)	—	(521,246)	—
Interest earned on marketable securities held in Trust Account	769,948	—	824,332	—

Total other income, net	370,118	—	475,986	—

Net income (loss)	$143,671	$—	$(1,879)	$—

Weighted average shares outstanding of Class A common stock	30,000,000	—	30,000,000	—

Basic and diluted net income (loss) per share, Class A common stock	$0.00	$—	$(0.00)	$—

Weighted average shares outstanding of Class B common stock	11,213,333	10,303,333	11,213,333	10,303,333

Basic and diluted net income (loss) per share, Class B common stock	$0.00	$—	$(0.00)	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Deficit
Balance – December 31, 2021	910,000	$91	10,303,333	$1,030	$—	$(14,617,552)	$(14,616,431)
Net loss	—	—	—	—	—	(145,550)	(145,550)

Balance – March 31, 2022	910,000	$91	10,303,333	$1,030	$—	$(14,763,102)	$(14,761,981)
Remeasurement for Class A common stock to redemption amount	—	—	—	—	—	(16,277)	(16,277)
Net income	—	—	—	—	—	143,671	143,671

Balance – June 30, 2022	910,000	$91	10,303,333	$1,030	$—	$(14,635,708)	$(14,634,587)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(Deficit) Equity
Balance – December 31, 2020	—	$—	—	$—	$—	$(1,000)	$(1,000)
Issuance of Class B common stock to Sponsor	—	—	11,810,833	1,181	23,819	—	25,000
Net income (loss)	—	—	—	—	—	—	—

Balance – March 31, 2021	—	$—	11,810,833	$1,181	$23,819	$(1,000)	$24,000
Net income (loss)	—	—	—	—	—	—	—

Balance – June 30, 2021	—	$—	11,810,833	$1,181	$23,819	$(1,000)	$24,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(1,879)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(824,332)	—
Unrealized loss on marketable securities held in Trust Account	521,246	—
Change in fair value of warrant liabilities	(172,900)	—
Changes in operating assets and liabilities:
Prepaid expenses	(10,835)	—
Other assets	158,600	—
Accounts payable and accrued expenses	16,309	(525)

Net cash used in operating activities	(313,791)	(525)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Repayment of advances from related party	—	(42,500)
Proceeds from promissory notes – related party	—	18,026

Net cash provided by financing activities	—	526

Net Change in Cash	(313,791)	1
Cash – Beginning of period	380,160	—

Cash – End of period	$66,369	$1

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$32,000

Remeasurement for Class A common stock to redemption amount	$16,277	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company had not yet commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target Company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the marketable securities held in the Trust Account (as defined below).
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
JUNE 30, 2022
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
JUNE 30, 2022
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
Going Concern
As of June 30, 2022, the Company had $66,369 in its operating bank account, $301,822,014 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and an adjusted working capital of $360,069 which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of June 30, 2022, $322,014 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. In instances of working capital deficits, the Sponsor has agreed to fund cash shortfalls up to $600,000. On June 30, 2022, the Company issued a promissory note to a member of the Sponsor for a working capital loan for which the Company may borrow up to an aggregate amount of $600,000 (See Note 5). If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the period ended December 31, 2021, as filed with the SEC on April 1, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
JUNE 30, 2022
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
At June 30, 2022 and December 31, 2021 substantially all of the assets held in the Trust Account were held in U.S. Treasury bills. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(15,600,00)
Class A common stock issuance costs	(21,504,526)
Plus:
Remeasurement of carrying value to redemption value	38,604,526

Class A common stock subject to possible redemption at December 31, 2021	$301,500,000
Plus:
Remeasurement of carrying value to redemption value	16,277

Class A common stock subject to possible redemption at June 30, 2022	$301,516,277

Offering Costs
The Company complies with the requirements of
ASC340-10-S99-1
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
Income Taxes
The Company
acc
ounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation and may be examined by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Net Income (Loss) per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,455,000 Class A common stock in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts):

	Three Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income, as adjusted	$104,581	$39,090	$—	$—
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000	11,213,333	—	10,303,333

Basic and diluted net income per share of common stock	$0.00	$0.00	$—	$—

	Six Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss, as adjusted	$(1,368)	$(511)	$—	$—
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000	11,213,333	—	10,303,333

Basic and diluted net loss per share of common stock	$(0.00)	$(0.00)	$—	$—
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
JUNE 30, 2022
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
815-40)
(“ASU2020-06”)
to simplify certain financial instruments.
ASU2020-06
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
ASU2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments.
ASU2020-06
is for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted
ASU2020-06
effective June 30, 2021. The adoption of
ASU2020-06
did not have a material impact on the Company’s financial statements.
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
JUNE 30, 2022
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
restrictions.
The sale of the membership interests to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 100,000 shares granted to the Company’s directors was $835,000 or $8.35 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.
Promissory Note – Related Party
On January 15, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of September 30, 2021 or the completion of the Initial Public Offering. The outstanding loan of $186,819 was repaid at the closing of the Initial Public Offering. Borrowings under this Promissory Note are no longer available.
Administrative Support Agreement
The Company entered into an agreement, commencing on September 30, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total not to exceed $10,000 per month for administrative and support services. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 in fees for these services. The amounts included in accounts payable and accrued expenses for these services were $90,000 and $30,000 as of June 30, 2022 and December 31, 2021, respectively. For the three and six months ended June 30, 2021, the Company did not incur any fees for these services.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

As of June 30, 2022, there were no borrowings under this committment.
On June 30, 2022, the Company issued a promissory note to a member of the Sponsor for a Working Capital Loan for which the Company may borrow up to the principal sum of $600,000. The note bears no interest and is due and payable upon the earlier of (i) the date on which the Company consummates its initial business combination or (ii) the date that the winding up of the Maker is effective. At the option of the payee (“Payee”), at any time prior to payment in full of the principal balance of the note, the Payee may elect to convert up to $600,000 of the unpaid principal balance of the note into that number of shares of Class A common stock of the Company (the “Conversion Shares”), equal to (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares shall be identical to the shares of Class A common stock included in the units issued in the Private Placement. There are no outstanding balances under the Working Capital Loans as of June 30, 2022 and December 31, 2021. On July 1, 2022, the Company borrowed $200,000 under the promissory note for the Working Capital Loan.
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
Underwriting Agreement
The Company granted the underwriters a
45-day
option to purchase up to 4,500,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. As a result of the underwriters’ election not to exercise their over-allotment, the 4,500,000 Units were not purchased.
The underwriters are entitled to a deferred fee of 5.0% of the gross proceeds of the 30,000,000 Units sold in the Initial Public Offering, or $15,000,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.
NOTE 7. PRIVATE WARRANTS
As of June 30, 2022 and December 31, 2021, there are 455,000 outstanding Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

NOTE 8. STOCKHOLDERS’ DEFICIT
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue up to 200,000,000 shares of Class A common stock, $0.0001 par value. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 910,000 shares of Class A common stock issued and outstanding, excluding 30,000,000 shares of Class A common stock subject to possible redemption and presented as temporary equity.
Class
 B Common Stock
—The Company is authorized to issue up to 20,000,000 shares of Class B common stock, $0.0001 par value. Holders of the Company’s Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 10,303,333 shares of Class B common stock issued and outstanding.
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

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement covering the issuance, under the Securities Act, of the Class A common stock issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If any such registration statement has not been declared effective by the 60th business day following the closing of a Business Combination, holders of the warrants will have the right, during the period beginning on the 61st business day after the closing of a Business Combination and ending upon such registration statement being declared effective by the SEC, and during any other period when the company fails to have maintained an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Company will not redeem the warrants unless a registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available through out the
30-day
redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable, the Company may not exercise its redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification. The Company will use its best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by the Company in this Initial Public Offering.
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
JUNE 30, 2022
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
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2022		December 31, 2021
	Level	Amount	Level	Amount
Assets:
Marketable securities held in Trust Account	1	$301,822,014	1	$301,518,928
Liabilities:
Warrant Liability – Private Placement Warrants	3	$77,350	3	$250,250
The Private Placement Warrants were accounted for as liabilities in accordance with
ASC815-40
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
The following table provides quantitative information regarding Level 3 fair value measurements:

	June 30,2022	December 31, 2021
Stock price	$9.88	$9.77
Exercise price	$11.50	$11.50
Expected term (in years)	5.50	5.75
Volatility	1.7%	10.2%
Risk-free rate	2.97%	1.32%
Dividend yield	0.0%	0.0%
The following table presents the changes in the fair value of Level 3 warrant liabilities:

Warrant Liabilities
Fair value as of December 31, 2021	$250,250
Change in fair value	(54,600)

Fair value as of March 31, 2022	$195,650
Change in fair value	(118,300)

Fair value as of June 30, 2022	$77,350

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three-month period ended June 30, 2022.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.
Working Capital Loan
On July 1, 2022, the Company borrowed $200,000 under the promissory note for the Working Capital Loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this Quarterly Report on Form10-Q(the “Quarterly Report”) to “we,” “us” or the “Company” refer to Marblegate Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Marblegate Acquisition LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report Form
10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of a Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of a Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (“Initial Public Offering”) and Annual Report on Form
10-K
filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at
www.sec.gov
. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 10, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the trust account established for the benefit of our public stockholders the “Trust Account” with Continental Stock Transfer & Trust Company acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for and completing a Business Combination.
For the three months ended June 30, 2022, we had a net income of $143,671, which consists of interest income on marketable securities held in the Trust Account of $769,948 and change in fair value of warrant liabilities of $118,300, offset by operating and formation costs of $226,447 and an unrealized loss on marketable securities held in the Trust Account of $518,130.
For the six months ended June 30, 2022, we had a net loss of $1,879, which consists of operating and formation costs of $477,865 and an unrealized loss on marketable securities held in the Trust Account of $521,246, offset by interest income on marketable securities held in the Trust Account of $824,332 and change in fair value of warrant liabilities of $172,900.
For the three and six months ended June 30, 2021, we had no net income nor net loss.
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
For the six months ended June 30, 2022, cash used in operating activities was $313,791. Net loss of $1,879 was affected by interest earned on marketable securities held in the Trust Account of $824,332, unrealized loss in marketable securities held in the Trust Account of $521,246 and change in fair value of warrant liabilities of $172,900. Changes in operating assets and liabilities provided $164,074 of cash from operating activities.
For the six months ended June 30, 2021, cash used in operating activities was $525, which was comprised of the changes in operating assets and liabilities.
As of June 30, 2022, we had marketable securities held in the Trust Account of $301,822,014 (including approximately $322,000 of interest income, net of unrealized losses) consisting of U.S. Treasury bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have not withdrawn any interest earned from the Trust Account.
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
As of June 30, 2022, we had cash of $66,369. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the sponsor, members of the sponsor, or certain of our officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. On June 30, 2022, the Company issued a promissory note to a member of the Sponsor for a Working Capital Loan for which the Company may borrow up to the principal sum of $600,000. There are no outstanding balances under the Working Capital Loans as of June 30, 2022 and December 31, 2021. On July 1, 2022, the Company borrowed $200,000 under the promissory note for the Working Capital Loan.
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022 or December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the sponsor a total of $10,000 per month for secretarial and administrative support. We began incurring these fees on September 30, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or our liquidation.

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
Warrant Liabilities
We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in Accounting Standards
Codification(“ASC”)815-40-15-7D
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
Net Income (Loss) Per Common Share
Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Standards
In August 2020, the FASB issued ASU
No. 2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted
ASU2020-06
effective on June 30, 2021. Adoption of the
ASU2020-06
did not have an impact on our financial position, results of operations or cash flows.
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

Our management evaluated, with the participation of our current principal executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule
13a-15(b)under
the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.
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
PART II—OTHER INFORMATION
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
We are subject to laws and regulations and interpretations and applications of such laws and regulations, of national, regional, state and local governments and, potentially,
non-U.S.
jurisdictions. In particular, we will be required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination.
On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.
Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.
Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.
Military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination.
Military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms or at all.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.
On March 30, 2022, the SEC issued the SPAC Rule Proposals relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.
If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.
As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC
transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form
8-K
announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its Initial Public Offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.
Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours.
If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would likely need to abandon our efforts to complete an initial business combination and instead to liquidate the Company.
There is substantial doubt about our ability to continue as a “going concern.”
In connection with our assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial business combination raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Report were issued.
We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.
Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling
investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. A s a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other SPACs which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None

Item 5. Other Information
None
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on
Form10-Q.

No.	Description of Exhibit

10.1	Promissory Note dated June 30, 2022 (1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XRBL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 7, 2022.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARBLEGATE ACQUISITION CORP.

Date: August 12, 2022	By:	/s/ Andrew Milgram
	Name:	Andrew Milgram
	Title:	Chief Executive Officer and Executive Director
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Mark Zoldan
	Name:	Mark Zoldan
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)