Form 10-Q
period 2022-09-30
Marblegate Acquisition Corp.
filed 2022-11-10
CIK 1838513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-40862

MARBLEGATE ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-4249135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
411 Theodore Fremd Avenue
Suite 206S
Rye, New York 10580
(Address of principal executive offices)
(914)
415-4081
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
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
10
, 2022, there were 30,910,000 shares of Class A common stock, $0.0001 par value and 10,303,333 shares of Class B common stock, $0.0001 par value, issued and outstanding.

MARBLEGATE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
MARBLEGATE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$35,018	$380,160
Prepaid expenses	334,492	344,281

Total Current Assets	369,510	724,441
Other assets	—	237,900
Marketable securities held in Trust Account	303,180,516	301,518,928

TOTAL ASSETS	$303,550,026	$302,481,269

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$280,158	$347,450
Income taxes payable	279,237	—

Total Current Liabilities	559,395	347,450
Working capital loan – related party	200,000	—
Warrant liability	9,100	250,250
Deferred underwriting fee payable	15,000,000	15,000,000

Total Liabilities	15,768,495	15,597,700

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 200,000,000 shares authorized; 30,000,000 shares at $10.08 and $10.05 per share redemption value as of September 30, 2022 and December 31, 2021, respectively	302,544,828	301,500,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 910,000 shares issued and outstanding (excluding 30,000,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	91	91
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,303,333 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1,030	1,030
Additional paid-in capital	—	—
Accumulated deficit	(14,764,418)	(14,617,552)

Total Stockholders’ Deficit	(14,763,297)	(14,616,431)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$303,550,026	$302,481,269

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Formation and operational costs	$247,674	$1,594	$725,539	$1,594

Loss from operations	(247,674)	(1,594)	(725,539)	(1,594)
Other income (expense):
Change in fair value of warrant liability	68,250	—	241,150	—
Unrealized gain (loss) on marketable securities held in Trust Account	518,419	—	(2,827)	—
Interest earned on marketable securities held in Trust Account	840,083	—	1,664,415	—

Total other income, net	1,426,752	—	1,902,738	—

Income (Loss) before provision for income taxes	1,179,078	(1,594)	1,177,199	(1,594)
Provision for income taxes	(279,237)	—	(279,237)	—

Net income (loss)	$899,841	$(1,594)	$897,962	$(1,594)

Weighted average shares outstanding of Class A common stock	30,000,000	—	30,000,000	—

Basic and diluted net income per share, Class A common stock	$0.02	$—	$0.02	$—

Weighted average shares outstanding of Class B common stock and non-redeemable Class A common stock (1)	11,213,333	10,303,333	11,213,333	10,303,333

Basic and diluted net income (loss) per share, Class B common stock and non-redeemable Class A common stock (1)	$0.02	$(0.00)	$0.02	$(0.00)

(1)
As of September 30, 2021, 10,303,333 shares of Class B common stock were outstanding. On October 5, 2021, 910,000 shares of non-redeemable Class A common stock were issued in a private placement thereby increasing the Class B common stock and non-redeemable Class A common stock outstanding to 11,213,333 shares.

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Deficit
Balance – December 31, 2021	910,000	$91	10,303,333	$1,030	$—	$(14,617,552)	$(14,616,431)
Net loss	—	—	—	—	—	(145,550)	(145,550)

Balance – March 31, 2022	910,000	$91	10,303,333	$1,030	—	$(14,763,102)	$(14,761,981)
Remeasurement for Class A common stock to redemption amount	—	—	—	—	—	(16,277)	(16,277)
Net income	—	—	—	—	—	143,671	143,671

Balance – June 30, 2022	910,000	$91	10,303,333	$1,030	—	$(14,635,708)	$(14,634,587)
Remeasurement for Class A common stock to redemption amount	—	—	—	—	—	(1,028,551)	(1,028,551)
Net income	—	—	—	—	—	899,841	899,841

Balance – September 30, 2022	910,000	$91	10,303,333	$1,030	$—	$(14,764,418)	$(14,763,297)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance – December 31, 2020	—	$—	—	$—	$—	$(1,000)	$(1,000)
Issuance of Class B common stock to Sponsor	—	—	11,810,833	1,181	23,819	—	25,000
Net loss	—	—	—	—	—	—	—

Balance – March 31, 2021	—	$—	11,810,833	$1,181	$23,819	$(1,000)	$24,000
Net loss	—	—	—	—	—	—	—

Balance – June 30, 2021	—	$—	11,810,833	$1,181	$23,819	$(1,000)	$24,000
Net loss	—	—	—	—	—	(1,594)	(1,594)

Balance – September 30, 2021	—	$—	11,810,833	$1,181	$23,819	$(2,594)	$22,406

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$897,962	$(1,594)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,664,415)	—
Unrealized loss on marketable securities held in Trust Account	2,827	—
Change in fair value of warrant liabilities	(241,150)	—
Changes in operating assets and liabilities:
Prepaid expenses	9,789	—
Other assets	237,900	—
Accounts payable and accrued expenses	(67,292)	356
Income taxes payable	279,237	—

Net cash used in operating activities	(545,142)	(1,238)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Repayment of advances from related party	—	(42,500)
Proceeds from promissory notes – related party	—	186,819
Payment of offering costs	—	(168,080)
Proceeds from working capital loan – related party	200,000	—

Net cash provided by (used in) financing activities	200,000	1,239

Net Change in Cash	(345,142)	1
Cash – Beginning of period	380,160	—

Cash – End of period	$35,018	$1

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$262,634

Remeasurement for Class A common stock to redemption amount	$1,044,828	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
As of September 30, 2022, the Company had not yet commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target Company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the marketable securities held in the Trust Account (as defined below).
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
SEPTEMBER 30, 2022
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
The Company will have until January 5, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
On November 9, 2022, the Company filed a definitive proxy statement to extend the Combination Period until July 5, 2023, or such earlier date as determined by the Company’s board of directors.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
Going Concern
As of September 30, 2022, the Company had $35,018 in its operating bank account, $303,180,516 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and an adjusted working capital of $445,803 which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of September 30, 2022, $1,680,516 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. In instances of working capital deficits, the Sponsor has agreed to fund cash shortfalls up to $600,000. On June 30, 2022, the Company issued a promissory note to a member of the Sponsor for a working capital loan for which the Company may borrow up to an aggregate amount of $600,000 (See Note 5). As of September 30, 2022, $200,000 is outstanding on the working capital loan. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
The Company expects to incur significant costs in pursuit of its acquisition plans. The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 5, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity issue and the mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be required to liquidate after January 5, 2023. The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form
10-Q.
On November 9, 2022, the Company filed a definitive proxy statement to extend the Combination Period until July 5, 2023, or such earlier date as determined by the Company’s board of directors.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form10-Q and Article 8 of Regulation
S-X
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form10-K for the period ended December 31, 2021, as filed with the SEC on April 1, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
SEPTEMBER 30, 2022
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
At September 30, 2022 and December 31, 2021 substantially all of the assets held in the Trust Account were held in U.S. Treasury bills. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(15,600,00)
Class A common stock issuance costs	(21,504,526)
Plus:
Remeasurement of carrying value to redemption value	38,604,526

Class A common stock subject to possible redemption at December 31, 2021	301,500,000
Plus:
Remeasurement of carrying value to redemption value	1,044,828

Class A common stock subject to possible redemption at September 30, 2022	$302,544,828

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
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.
ASC
740-270-25-2
requires that an annual effective tax rate be determined, and such annual effective tax rate applied to year-to-date
income in interim periods under ASC
740-270-30-5.
The Company’s effective tax rate was 23.68% and 0% for the three months ended September 30, 2022 and 2021, respectively, and 23.72% and 0% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory rate of 21% for the three and nine months ended September 30, 2022 and 2021, primarily due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,455,000 Class A common stock in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts):

	Three Months Ended September 30,
	2022		2021
	Class A	Class B and non-redeemable Class A	Class A	Class B
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss), as adjusted	$655,012	$244,829	$—	$(1,594)
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000	11,213,333	—	10,303,333

Basic and diluted net income (loss) per share of common stock	$0.02	$0.02	$—	$(0.00)

	Nine Months Ended September 30,
	2022		2021
	Class A	Class B and non-redeemable Class A	Class A	Class B
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss), as adjusted	$653,644	$244,318	$—	$(1,594)
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000	11,213,333	—	10,303,333

Basic and diluted net income (loss) per share of common stock	$0.02	$0.02	$—	$(0.00)
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
SEPTEMBER 30, 2022
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
SEPTEMBER 30, 2022
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
restrictions.
The sale of the membership interests to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 100,000 shares granted to the Company’s directors was $835,000 or $8.35 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.
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
Administrative Support Agreement
The Company entered into an agreement, commencing on September 30, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total not to exceed $10,000 per month for administrative and support services. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000 in fees for these services. The amounts included in accounts payable and accrued expenses for these services were $120,000 and $30,000 as of September 30, 2022 and December 31, 2021, respectively. For the three and nine months ended September 30, 2021, the Company did not incur any fees for these services.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
On March 27, 2022, the Sponsor signed a commitment letter stating that in instances of cash shortfalls, the Sponsor agrees to provide support of up to $600,000 to enable the Company to continue its operations and meet its potential obligations. On June 30, 2022, the Company issued a promissory note to a member of the Sponsor for a Working Capital Loan for which the Company may borrow up to the principal sum of $600,000. The note bears no interest and is due and payable upon the earlier of (i) the date on which the Company consummates its initial business combination or (ii) the date that the winding up of the Maker is effective. At the option of the payee (“Payee”), at any time prior to payment in full of the principal balance of the note, the Payee may elect to convert up to $600,000 of the unpaid principal balance of the note into that number of shares of Class A common stock of the Company (the “Conversion Shares”), equal to (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares shall be identical to the shares of Class A common stock included in the units issued in the Private Placement. On July 1, 2022, the Company borrowed $200,000 under the promissory note for the Working Capital Loan. As of September 30, 2022 and December 31, 2021, there were $200,000 and $0 outstanding balances under the Working Capital Loans.
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
NOTE 7. PRIVATE WARRANTS
As of September 30, 2022 and December 31, 2021, there are 455,000 outstanding Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

NOTE 8. STOCKHOLDERS’ DEFICIT
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue up to 200,000,000 shares of Class A common stock, $0.0001 par value. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 910,000 shares of Class A common stock issued and outstanding, excluding 30,000,000 shares of Class A common stock subject to possible redemption and presented as temporary equity.
Class
 B Common Stock
—The Company is authorized to issue up to 20,000,000 shares of Class B common stock, $0.0001 par value. Holders of the Company’s Class B common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 10,303,333 shares of Class B common stock issued and outstanding.
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
SEPTEMBER 30, 2022
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
SEPTEMBER 30, 2022
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
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2022		December 31, 2021
	Level	Amount	Level	Amount
Assets:
Marketable securities held in Trust Account	1	$303,180,516	1	$301,518,928
Liabilities:
Warrant Liability – Private Placement Warrants	3	$9,100	3	$250,250
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
The following table provides quantitative information regarding Level 3 fair value measurements:

	September 30, 2022	December 31, 2021
Stock price	$9.95	$9.77
Exercise price	$11.50	$11.50
Expected term (in years)	5.25	5.75
Volatility	4.0%	10.2%
Risk-free rate	3.97%	1.32%
Dividend yield	0.0%	0.0%
The following table presents the changes in the fair value of Level 3 warrant liabilities:

Warrant Liabilities
Fair value as of December 31, 2021	$250,250
Change in fair value	(54,600)

Fair value as of March 31, 2022	195,650
Change in fair value	(118,300)

Fair value as of June 30, 2022	77,350
Change in fair value	(68,250)

Fair value as of September 30, 2022	$9,100

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the period ended September 30, 2022.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.
Withdrawal of Interest from Trust Account
On October 7, 2022, the Company withdrew $326,451 of interest income from the Trust Account for the reimbursement of Delaware franchise tax obligations paid on its behalf.
Extension Proxy
On November 9, 2022, the Company filed a definitive proxy statement to extend the Combination Period until July 5, 2023, or such earlier date as determined by the Company’s board of directors.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report Form10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of a Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of a Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (“Initial Public Offering”) and Annual Report on Form10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 10, 2020 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account established for the benefit of our public stockholders the “Trust Account” with Continental Stock Transfer & Trust Company acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for and completing a Business Combination.

For the three months ended September 30, 2022, we had net income of $899,841, which consists of interest income on marketable securities held in the Trust Account of $840,083, an unrealized gain on marketable securities held in the Trust Account of $518,419 and change in fair value of warrant liabilities of $68,250, offset by operating and formation costs of $247,674 and provision for income taxes of $279,237.

For the nine months ended September 30, 2022, we had net income of $897,962, which consists of interest income on marketable securities held in the Trust Account of $1,664,415 and change in fair value of warrant liabilities of $241,150, offset by operating and formation costs of $725,539, an unrealized loss on marketable securities held in the Trust Account of $2,827 and provision for income taxes of $279,237.

For the three months and nine months ended September 30, 2021, we had a net loss of $1,594, which was comprised of franchise taxes and insurance expense.

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

For the nine months ended September 30, 2022, cash used in operating activities was $545,142. Net income of $897,962 was affected by interest earned on marketable securities held in the Trust Account of $1,664,415, unrealized loss in marketable securities held in the Trust Account of $2,827 and change in fair value of warrant liabilities of $241,150. Changes in operating assets and liabilities provided $459,634 of cash from operating activities.

For the nine months ended September 30, 2021, cash used in operating activities was $1,238. Net loss of $1,594 was affected by changes in operating assets and liabilities which provided $356 of cash from operating activities.

As of September 30, 2022, we had marketable securities held in the Trust Account of $303,180,516 (including approximately $1,680,516 of interest income, net of unrealized losses) consisting of U.S. Treasury bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of September 30, 2022, we had cash of $35,018. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the sponsor, members of the sponsor, or certain of our officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. On June 30, 2022, the Company issued a promissory note to a member of the Sponsor for a Working Capital Loan for which the Company may borrow up to the principal sum of $600,000. On July 1, 2022, the Company borrowed $200,000 under the promissory note for the Working Capital Loan. As of September 30, 2022 and December 31, 2021, there were $200,000 and $0 outstanding balances under the Working Capital Loans.

We expect to incur significant costs in pursuit of our acquisition plans. We will likely need to raise additional capital through loans or additional investments from our sponsor, stockholders, officers, directors, or third parties. Our officers, directors and the sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. In instances of working capital deficits, the Sponsor has agreed to fund cash shortfalls up to $600,000. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 5, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity issue and the mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be required to liquidate after January 5, 2023. The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q. On November 9, 2022, the Company filed a definitive proxy statement to extend the Combination Period until July 5, 2023, or such earlier date as determined by the Company’s board of directors.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022 or December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Our management evaluated, with the participation of our current principal executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

Not applicable.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described below and in our final prospectus for the Initial Public Offering and Annual Report on Form10-K filed with the SEC, and in our Quarterly Report on Form 10-Q for the period ended June 30, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Report, except as set forth below, there have been no material changes to the risk factors disclosed in final prospectus for the Initial Public Offering and our Annual Report on Form10-K filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares in connection with a Business Combination.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination or otherwise may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the structure of the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination) and (iv) the content of regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

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

MARBLEGATE ACQUISITION CORP.

Date: November 10, 2022	By:	/s/ Andrew Milgram
	Name:	Andrew Milgram
	Title:	Chief Executive Officer and Executive Director
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Mark Zoldan
	Name:	Mark Zoldan
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)