Form 10-K
period 2022-12-31
Marblegate Acquisition Corp.
filed 2023-04-03
CIK 1838513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-40862

MARBLEGATE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	85-4249135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

411 Theodore Fremd Avenue, Suite 206S, Rye, New York	10580
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(914) 415-4081
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A Common Stock and one-half of one redeemable Warrant	GATEU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	GATE	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Class A common stock at a price of $11.50 per share	GATEW	The Nasdaq Stock Market LLC
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
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule
12b-2
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
of the Exchange Act).    Yes  ☒    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
The aggregate market value of the outstanding shares of the registrant’s Class A common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2022, as reported on the Nasdaq Global Market was $299,364,000.
As of March
3
0
, 2023 there were 1,920,391 shares of Class A common stock, par value $0.0001 per share, and 10,303,333 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our initial business combination (as defined below);

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors (as defined below) following our initial business combination;

•

our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance; or

•	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

•

“2022 Promissory Note” are to the unsecured promissory note we issued to Marblegate SOMF (as defined below) on June 30, 2022, pursuant to which we may borrow up to an aggregate maximum amount of $600,000 for Working Capital Loans (as defined below);

•

“2023 Promissory Note” are to the unsecured promissory note we issued to Marblegate SOMF on February 13, 2023, pursuant to which we may borrow up to an aggregate maximum amount of $1,100,000 for Working Capital Loans;

•

“Affiliated Joint Acquisition” are to a business combination opportunity jointly with one or more entities affiliated with Marblegate (as defined below) and/or one or more investors in funds or accounts managed by Marblegate;

•

“Aggregate New MAC Capitalization” are to the quotient obtained by dividing (i) the Aggregate Equity Value (as defined in the DePalma Business Combination Agreement (as defined below)), by (ii) $10.00;

•	“amended and restated certificate of incorporation” are to the certificate of incorporation of the Company (as defined below), as amended on September 30, 2021 and further amended on December 7, 2022;

•

“anchor investors” are to the qualified institutional buyers or institutional accredited investors which are not affiliated with us, our sponsor, our directors or any member of our management and that purchased units in our initial public offering, and purchased from our sponsor an aggregate of 2,473,864 founder shares at their original purchase price of approximately $0.002 per share;

•	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

•	“ASU” are to the FASB Accounting Standards Update;

•	“board of directors,” “board” or “directors” are to the board of directors of the Company;

•	“business combination” are to a merger, capital stock share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

•	“Cantor” are to Cantor Fitzgerald & Co., the representative of the underwriters in our initial public offering (as defined below);

•	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

•	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

•

“Combination Period” are to the 21-month period, from the closing of the initial public offering to July 5, 2023 (or such earlier date as determined by our board of directors), that the Company has to consummate an initial business combination;

•	“common stock” are to the Class A common stock and the Class B common stock;

•	“Company”, “our Company,” “we” or “us” are to Marblegate Acquisition Corp., a Delaware corporation;

•

“Company Equity Value” are to the product obtained by multiplying (i) the aggregate number of shares of common stock outstanding as of immediately prior to the Effective Time (as defined below) and after giving effect to any redemptions of shares of common stock, by (ii) $10.00;

•	“Company Exchange Ratio” are to an amount equal to the quotient obtained by dividing (i) the Company Equity Value, by (ii) the Aggregate Equity Value;

•	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

•

“Conversion Shares” are to the unpaid principal of the 2022 Promissory Note and the 2023 Promissory Note for Working Capital Loans that may be converted by Marblegate SOMF into Class A common stock under the terms of the respective promissory notes;

•	“DePalma” or “DePalma Companies” are to DePalma Acquisition I LLC, a Delaware limited liability company, and DePalma Acquisition II LLC, a Delaware limited liability company;

•

“DePalma Business Combination” are to the proposed business combination transactions involving the Company and the DePalma Companies, including all of the transactions contemplated by the DePalma Business Combination Agreement (as defined below);

•

“DePalma Business Combination Agreement” are to the business combination agreement (as it may be amended or restated from time to time) entered into on February 14, 2023 by the Company with Marblegate, New MAC (as defined below), Merger Sub (as defined below), and the DePalma Companies;

•	“DePalma Merger” are to the merger of Merger Sub with and into the Company with the Company surviving as a wholly owned subsidiary of New MAC;

•	“DePalma Registration Statement” are to the Registration Statement on Form S-4 to be filed with the SEC (as defined below);

•	“DGCL” are to the Delaware General Corporation Law;

•	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•

“Extension” are to the extension of the date by which we must consummate our initial business combination, from January 5, 2023 to July 5, 2023, as approved by our stockholders at the Extension Special Meeting (as defined below);

•	“Extension Special Meeting” are to the 2022 special meeting in lieu of the 2022 annual meeting of stockholders held on December 2, 2022 at 11:30am Eastern time;

•	“FASB” are to the Financial Accounting Standards Board;

•	“FINRA” are to the Financial Industry Regulatory Authority;

•

“founder shares” are to the shares of Class B common stock initially purchased by our sponsor in the private placement (as defined below) and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our business combination as described herein (for the avoidance of doubt, such Class A common stock will not be “public shares” (as defined below));

•	“GAAP” are to the accounting principles generally accepted in the United States of America;

•	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

•	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on October 5, 2021;

•	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

•	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

•

“IPO Promissory Note” are to the unsecured promissory note we issued to our sponsor (as defined below) on January 15, 2021, in connection with our IPO, pursuant to which we were able to borrow up to an aggregate principal amount of $300,000);

•

“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on September 9, 2021, as amended, and declared effective on September 30, 2021 (File No. 333-259422);

•	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

•	“management” or our “management team” are to our officers and directors;

•	“MAC Registration Rights Agreement” are to that certain registration rights agreement, dated as of September 30, 2021, by and among the Company, the sponsor, and the other parties thereto;

•	“Marblegate” are to Marblegate Asset Management, LLC, a Delaware limited liability company, and its affiliates;

•	“Marblegate SOMF” are to Marblegate Special Opportunities Master Fund, L.P, a Delaware limited partnership and a member of the sponsor;

•	“Marcum” are to Marcum LLP, our independent registered public accounting firm;

•	“Merger Sub” are to MAC Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of New MAC;

•	“Nasdaq” are to The Nasdaq Stock Market LLC;

•	“New MAC” are to Marblegate Capital Corporation, a Delaware corporation;

•	“New MAC Common Stock” are to the common stock, par value $0.0001 per share, of New MAC;

•	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

•

“private placement” are to the private placement of 910,000 units (as defined below) purchased by our sponsor and Cantor, which occurred simultaneously with the closing of our initial public offering, at a purchase price of $10.00 per unit for an aggregate purchase price of $9,100,000;

•	“private placement shares” are to the shares of our Class A common stock included in the private placement units;

•

“private placement units” are to the units issued in the private placement, which private placement units are identical to the units sold in our initial public offering, subject to certain limited exceptions as described in this Report;

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

•

“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or purchased in the open market) and to any private placement warrants if held by third parties other than our sponsor, officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;

•	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“SPACs” are to special purpose acquisition companies;

•	“sponsor” are to Marblegate Acquisition LLC, a Delaware limited liability company controlled by certain of our officers and directors;

•

“trust account” are to the U.S.-based trust account in which an amount of $301,500,000 from the net proceeds of the sale of the units in the initial public offering and private placement units was placed immediately following the closing of the initial public offering;

•	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant; and

•

“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a business combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

PART I

Item 1.	Business.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a business combination with one or more businesses.

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

Initial Public Offering and Extension of Our Combination Period

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

We originally had up to 15 months from the closing of our initial public offering, or until January 5, 2023, to consummate an initial business combination. However, at the Extension Special Meeting held on December 2, 2022, our stockholders approved the amendment to the certificate of incorporation to extend the end of the Combination Period from January 5, 2023 to July 5, 2023 (or such earlier date as determined by our board of directors). In connection with the Extension Special Meeting, stockholders holding 28,989,609 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. As a result, approximately $293.5 million (approximately $10.12 per public share) was removed from the trust account and paid to such holders and approximately $10.3 million remained in the trust account. Following the redemptions, as of December 31, 2022, we had 1,010,391 public shares outstanding.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Andrew Milgram, our Chief Executive Officer, and Paul Arrouet, our President, who have many years of experience in investing in post-restructured companies. We must complete our initial business combination within the Combination Period, which is 21 months from the closing of our initial public offering. If our initial business combination is not consummated within the Combination Period, then our existence will terminate, and we will distribute all amounts in the trust account.

DePalma Business Combination Agreement

On February 14, 2023, we entered into the DePalma Business Combination Agreement with Marblegate, New MAC, Merger Sub and the DePalma Companies, pursuant to which, among other things, the parties agreed to the DePalma Business Combination under which we agreed to combine with DePalma in a series of transactions that will result in New MAC becoming a publicly-traded company whose shares are expected to trade on the Nasdaq Global Market. Capitalized terms not defined but otherwise used in the following description have the meanings ascribed to them in the DePalma Business Combination Agreement. Pursuant to the DePalma Business Combination Agreement, and subject to the terms and conditions contained therein, among other things:

(i)

immediately prior to the consummation of the transactions contemplated by the DePalma Business Combination Agreement, New MAC and the DePalma Companies will effect a series of reorganization transactions, resulting in the DePalma Companies becoming wholly-owned subsidiaries of New MAC;

(ii)

Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of New MAC, in accordance with the terms and subject to the conditions of the DePalma Business Combination Agreement; and

(iii)

upon the effectiveness of the DePalma Merger (the “Effective Time”), (x) each share of Class A common stock issued and outstanding immediately prior to the Effective Time shall be cancelled and converted into the right to receive the Company Per Share Consideration (as defined below); (y) each share of Class B common stock issued and outstanding immediately prior to the Effective Time shall be cancelled and converted into the right to receive the Company Per Share Consideration, and (z) each warrant of the Company outstanding immediately prior to the Effective Time shall be cancelled and converted into the right to receive one warrant of New MAC, with New MAC assuming our obligations under the existing warrant agreement.

The DePalma Business Combination is expected to close in the second quarter of 2023, following the receipt of the requisite stockholder approvals and the fulfilment of other customary closing conditions.

The aggregate consideration payable to DePalma at the closing of the DePalma Business Combination (the “Closing”) will be based on a valuation of DePalma of approximately $750,000,000 plus the Minimum Cash Amount. The per share consideration allocable to each share of our common stock (the “Company Per Share Consideration”) is the number of shares of New MAC Common Stock, rounded up to the nearest whole share, equal to the quotient obtained by dividing (i) the product obtained by multiplying (A) the Company Exchange Ratio by (B) the Aggregate New MAC Capitalization, by (ii) the total number of shares of our common stock outstanding immediately prior to the Effective Time and after giving effect to any redemptions of shares of our common stock.

Prior to the Closing, the Parties shall take all actions necessary or appropriate to designate and nominate five directors to the New MAC board of directors, which shall include two directors designated by the sponsor, and three directors designated by the Parties to serve as non-executive directors, each of whom shall by independent according to the SEC rules and listing standards of Nasdaq.

Concurrently with the execution of the DePalma Business Combination Agreement, the sponsor and the Supporting Shareholders have entered into support agreements with us, New MAC and the DePalma Companies (such agreements, collectively, the “Sponsor Support Agreement”), pursuant to which the sponsor and the Supporting Shareholders have agreed, among other things, to vote all shares of our common stock held by them in favor of the DePalma Business Combination Agreement and the transactions contemplated thereby (including the DePalma Merger) and to not redeem any of their shares of our common stock.

The foregoing description of each of the DePalma Business Combination Agreement and the Sponsor Support Agreement are not complete and are subject to and qualified in their entirety by reference to such agreements, and the terms of which are incorporated by reference herein. Copies of the DePalma Business Combination Agreement and the Sponsor Support Agreement are filed with this Report as Exhibits 2.1 and 10.15, respectively.

Other than as specifically discussed, this Report does not assume the occurrence of the Closing.

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

We have utilized and will continue to utilize the unique network and industry experience of our management team in seeking an initial business combination and executing our acquisition strategy. Over the course of their careers, the members of our management team have developed a broad network of relationships across industries and subsectors that we believe further complement our sourcing pipeline of acquisition opportunities. The companies we target are often in fragmented or fractured industries with attractive growth and acquisition opportunities. These sectors include but are not limited to education, business services, consumer products and healthcare.

We have and will continue to leverage our management team’s expertise to source and evaluate these often-opaque, under-covered enterprises and the impact of restructurings on these businesses, as turnaround initiatives implemented during restructurings may have yet to be reflected in the companies’ financial earnings results. In addition, corporate balance sheets are often restructured by swapping old debt for new equity or new debt and equity. Original lenders frequently lack the ability to serve as the company’s new owners, manage the enterprise or execute an exit transaction.

Our sourcing channels, developed as distressed investors and turnaround specialists, have and we expect they will continue to provide our management team with a robust flow of acquisition opportunities, including the DePalma Business Combination. Members of our management team have communicated and continue to communicate with their networks of relationships to articulate the parameters for our search for a target company and a potential business combination and pursue and review potential interesting candidates.

We believe a business combination through a SPAC provides value-add for owners of previously financially distressed companies and our investors, alike. We believe we can serve as a source of capital for business owners with a business combination providing a significant monetization event for owners seeking liquidity or even continued equity participation for those seeking continued ownership. Target companies potentially benefit from access to a public vehicle that provides capital to support growth initiatives.

Our investors can benefit from ownership in a business at a discounted valuation and with significantly reduced liabilities. Creating value for our stockholders is the primary goal of this business strategy.

Competitive Advantages

We have capitalized and intend to continue to capitalize on the following competitive advantages in our pursuit of a target company:

Proactive and Proprietary Transaction Sourcing. Our management team believes that its market reputation, proactive approach to sourcing transactions, and extensive network of relationships have and will continue to provide proprietary investment opportunities. Marblegate’s deep expertise across a broad swath of industries and throughout the capital structure often make it an attractive partner for companies seeking capital solutions. Our management team believes that it has an established record of generating proprietary investment opportunities resulting from Marblegate’s unique sourcing strategies. These companies are often overlooked due to their complexity. The team leverages multiple sourcing channels including proprietary relationships with regional banks, distressed investors, private equity sponsors and seasoned operators and management teams.

Execution and Structuring Capability. Our management team believes that its expertise in restructuring companies provides us with a unique perspective and a deep understanding in the analysis of post-restructured companies, which can often be opaque, lack research coverage and involve a complex history. Marblegate’s experience in these markets allows it to source and complete transactions possessing structural attributes that create an attractive investment thesis.

These types of transactions are typically complex and require creativity, industry knowledge and expertise, rigorous due diligence, and extensive negotiation and documentation. Our management team has expertise in investing in distressed companies, restructuring the companies and working with management to create growth strategies post re-org. The complexities of companies exiting a reorganization are well understood by our management team and provide for a broad opportunity set. Our management team believes that by focusing its investment activities on these types of transactions, we will be able to identify acquisition opportunities that have attractive risk/reward profiles based on their valuations and structural characteristics.

History of Successful Acquisitions. As of December 31, 2022, Marblegate managed approximately $2.5 billion across multiple funds, primarily for institutional clients such as pension funds, endowments, foundations, family offices, funds of funds and high net worth individuals. Marblegate has invested approximately $3.9 billion across multiple industries since the launch of its first fund in 2009. These investments include but are not limited to companies in healthcare, transportation, materials, consumer staples, financials, media and telecom, industrials and consumer discretionary industries. Marblegate implements growth initiatives to create and expand earnings power, cash flow, and enterprise value. Through a combination of operational improvements and managerial enhancements Marblegate has a demonstrable history of revenue enhancement and expense control. Utilizing data and technology Marblegate is able to drive measurable improvements and create expansion opportunities across the enterprises in which Marblegate invests. As a consequence of Marblegate’s investments these companies developed stronger balance sheets, better asset mixes and revitalized operating models generating stable growth opportunities.

Post-acquisition Added Value. Our management team members have many years of experience across multiple industries and subsectors resulting in broad expertise and an extensive network of relationships and resources. After consummation of the initial business combination, we anticipate assisting the target company in several areas, including: (i) strategic and financial goals and projections, (ii) technology and data enhancements (iii) capital markets advice and financing alternatives, (iv) identification and recruitment of senior management and (v) identification and analysis of potential strategic acquisitions.

Market Opportunity. We believe that U.S. bankruptcies have led to a large pool of target companies. According to Reorg Research, Inc., since 2016, approximately 750 companies (with a minimum of $100 million or more of total debt) across 12 industries have filed for bankruptcy in the United States.

Private companies have made up more than 95% of U.S. bankruptcies from 2011 to 2022. According to S&P Capital IQ, from 2016 to 2022, approximately 99% of total U.S. bankruptcy filings have been made by private companies. From 2011 to 2022, we estimate that less than 1% of companies have become public companies following bankruptcy and restructuring.

From 2009 to 2022, Marblegate has invested in companies across 18 separate industries, including capital goods, commercial services, diversified consumer services, diversified financials, healthcare equipment and services, hotels, restaurant and leisure, pharmaceuticals, biotechnology and life sciences, transportation, energy, food staples and retailing, media, real estate, retailing, software and services, utilities, materials, and insurance.

Notwithstanding the foregoing, past performance of Marblegate and our management team is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate, including the DePalma Business Combination. You should not rely on the historical performance record of Marblegate or our management team as indicative of our future performance. Additionally, in the course of their respective careers, members of our management team have been involved in businesses and deals that were unsuccessful. In addition, our officers and directors may have conflicts of interest with other entities to which they owe fiduciary or contractual obligations with respect to initial business combination opportunities.

Business Combination Criteria

In line with our business strategy, we seek candidates for our business combination with the following general criteria, which emphasize our areas of expertise as well as where we believe the opportunity set is robust.

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

•

Revitalized Growth Strategy. We focus on acquisition targets that have the potential to develop a leading, growing or significant niche market position in their respective industries. We believe that companies that successfully reorganize themselves use the process to not only reorder their liability structure but also to rework and reinvigorate their growth strategy. The unshackling of a business from an overburdened balance sheet and cost structure can enable it to invest in growth initiatives that will grow top line revenues as well as total enterprise profitability. We analyze the strengths and weaknesses of potential target businesses relative to their competitors. We seek to acquire one or more businesses that we believe have the ability to demonstrate advantages such as improvements to quality of product or significant measurable cost savings when compared to their competitors, which may help to increase their market share and profitability.

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

•

Compelling Industry Characteristics. We focus on acquisition targets that have the potential to be or are industry leaders. These companies tend to operate in fragmented markets which present opportunities for significant consolidation and growth. We seek to identify an acquisition target that may benefit from synergistic add-on acquisitions, new product markets and geographies, increased production capacity, expense reduction and increased operating leverage. In general, we focus our investing attention on industries which enjoy broad stability and have favorable growth dynamics.

While we have used and will continue to use these criteria and guidelines in evaluating initial business combination opportunities, including the DePalma Business Combination, the business combination opportunity we ultimately pursue may be with a target business that only meets some but not all of these criteria and guidelines.

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

Our Business Combination Process

In evaluating prospective business combinations, such as DePalma, we have conducted and will continue to conduct a thorough due diligence review process that encompasses, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate. We also utilize our expertise analyzing target companies and evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with Marblegate or investment funds or accounts advised by Marblegate or our sponsor, officers, or directors. While DePalma is affiliated with our sponsor, executive officers or directors, in the event we do not consummate the DePalma Business Combination, and seek to complete our initial business combination with another company that is affiliated with Marblegate or investment funds or accounts advised by Marblegate or our sponsor, officers, or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our Company from a financial point of view.

An investment fund advised by Marblegate indirectly owns founder shares and private placement units. Additionally, Marblegate and Andrew Milgram and Paul Arrouet are deemed the beneficial owners of such founder shares and private placement units by virtue of exercising investment power over such shares or units on behalf of such investment funds. Because of this ownership, Marblegate, investment funds advised by Marblegate and our officers and directors, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination, particularly because such funds managed by Marblegate invest in distressed and post-restructured companies as part of their investment programs. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

All of our executive officers are employed by Marblegate. Marblegate is continuously made aware of potential business opportunities, one or more of which we may desire to pursue for an initial business combination.

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

Our officers and directors may become an officer or director of another SPAC with a class of securities intended to be registered under the Exchange Act, even before we have entered into a definitive agreement regarding our initial business combination.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors. Based on the valuation analysis of our management and board of directors, we have determined that the fair market value of DePalma was substantially in excess of 80% of the funds in the trust account and that the 80% test was therefore satisfied.

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

Financial Position

With funds available for an initial business combination in the amount of $10,325,848 as of December 31, 2022 (after payment of $15,000,000 of deferred underwriting fees before fees and expenses associated with our initial business combination), we offer a target business a variety of options such as creating a liquidity event for its owners to provide capital for the potential growth and expansion of its operations or to strengthen its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Sources of Target Businesses

Target business candidates have been brought and we expect they will continue to be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses have also been brought and we expect they will continue to be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our prospectus for our initial public offering or this Report and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we have received a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. We agreed to pay our sponsor a total of $10,000 per month for secretarial and administrative support and reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with Marblegate or our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with Marblegate, our sponsor, officers or directors. While DePalma is affiliated with our sponsor, executive officers or directors, in the event we do not consummate the DePalma Business Combination, and seek to complete our initial business combination with another initial business combination target that is affiliated with Marblegate, our sponsor, officers, or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

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

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management endeavors to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, such as DePalma, we have conducted and will continue to conduct a thorough due diligence review, which encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that is made available to us.

The time required to complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

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

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the management team of DePalma, when evaluating the desirability of effecting our initial business combination with such business and plan to continue to do so if the DePalma Business Combination is not consummated and we seek other business combination opportunities, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, including the DePalma Business Combination in which the Sponsor will have the right to designate two of the five directors on the post-Closing board of directors, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule (as is the case with the DePalma Business Combination as currently contemplated), or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

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

See “DePalma Business Combination Agreement” above for more information on the requisite approvals needed for the DePalma Business Combination.

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

As of the date of this Report, there have been no such discussions and no agreements to such effect have been entered into with any such investor or holder. If such arrangements or agreements are entered into, we will file a Current Report on Form 8-K to disclose any arrangements entered into or significant purchases made by any of the aforementioned persons. Any such report will include (i) the amount of shares of common stock purchased and the purchase price; (ii) the purpose of such purchases; (iii) the impact of such purchases on the likelihood that the business combination transaction will be approved; (iv) the identities or characteristics of security holders who sold shares if not purchased in the open market or the nature of the sellers; and (v) the number of shares of common stock for which we have received redemption requests.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2022, the amount in the trust account was approximately $10.22 per public share (including accrued interest thereon). The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to Cantor. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, private placement shares, and any public shares held by them in connection with the completion of our initial business combination. The anchor investors will not be entitled to redemption rights with respect to any founder shares held by them in connection with the completion of our business combination.

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

If we seek stockholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to a letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, private placement shares, and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, unless otherwise required by applicable law, regulation or stock exchange rules, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As of December 31, 2022, after accounting for the redemption of public shares in connection with the Extension, the sponsor owns 69.0% of the issued and outstanding shares of common stock. Accordingly, the sponsor will have the ability, voting on its own, to satisfy quorum requirements and to approve an initial business combination, and none of our public shares will need to vote in favor of an initial business combination in order to have our initial business combination approved. We intend to give not less than 10 days’ prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. The anchor investors will not be entitled to redemption rights with respect to any founder shares held by them in connection with the completion of a business combination.

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

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering (the “Excess Shares”). Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

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

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until July 5, 2023.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we have only 21 months from the closing of our initial public offering, or until July 5, 2023, to complete our initial business combination. If we are unable to complete our initial business combination by the end of the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by the end of the Combination Period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares and private placement shares held by them if we fail to complete our initial business combination by the end of the Combination Period. However, if our sponsor, officers or directors, underwriters or the anchor investors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by the end of the Combination Period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by the end of the Combination Period or certain amendments to our charter prior thereto or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

If we do not consummate our initial business combination by the deadline set forth in our amended and restated certificate of incorporation, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $568,355 of proceeds held outside the trust account as of December 31, 2022, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.22. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.22. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We have sought and will continue to seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. As of December 31, 2022, the amount held outside of the trust account was $568,355.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the end of the Combination Period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the end of the Combination Period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by the end of the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the end of the Combination Period, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the end of the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by the end of the Combination Period, subject to applicable law. Stockholders who do not exercise their redemption rights in connection with an amendment to our certificate of incorporation would still be able to exercise their redemption rights in connection with a subsequent business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have three officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our units, Class A common stock, and warrants are registered under the Exchange Act, and as a result, we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business, such as the DePalma Registration Statement. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to continue to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following October 5, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

•	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

•	we may not be able to complete the DePalma Business Combination or any other business combination in the Combination Period;

•	our expectations around the performance of a prospective target business or businesses, such as DePalma, may not be realized;

•	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

•

our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

•	we may not be able to obtain additional financing to complete our initial business combination, including the DePalma Business Combination, or reduce the number of stockholders requesting redemption;

•	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

•	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

•	trust account funds may not be protected against third party claims or bankruptcy;

•	an active market for our public securities may not develop and you will have limited liquidity and trading;

•	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

•	our financial performance following a business combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management;

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

•

since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after the initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

•

changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

•

the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.22 per share;

•

resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public stockholders may receive only approximately $10.22 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

•

in March 2022, the SEC issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose;

•

if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company;

•

to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we would likely receive less interest on the funds held in the trust account, which would likely reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company;

•

we may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;

•	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;

•	investments in entities that have undergone restructurings are subject to additional risks;

•

military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination;

•

a 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption; and

•	there is substantial doubt about our ability to continue as a “going concern”.

We have received two written notices (the “Notices”) from the Listing Qualifications Department of Nasdaq indicating that (1) our publicly held shares are below the 1,100,000 share minimum requirement for continued listing on The Nasdaq Global Market, and (2) for the preceding 30 consecutive business days, our Market Value of Publicly Held Shares (“MVPHS”) was below the $15 million minimum requirement for continued listing on The Nasdaq Global Market. If we cannot regain compliance, our securities will be subject to delisting and the liquidity and the trading price of our securities could be adversely affected.

On January 21, 2023, we received a deficiency notice from the Listing Qualifications Department of Nasdaq indicating that the number of our publicly held shares was below the 1,100,000 share minimum requirement for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(1)(B) (the “MPLS Requirement”). On March 7, 2023, we submitted a plan to regain compliance with the MPLS Requirement for continued listing. On March 24, 2023, Nasdaq notified us that it had accepted our plan and granted us an extension until July 20, 2023 to evidence compliance with the MPLS Requirement. If we do not regain compliance, our securities will be subject to delisting and the liquidity and the trading price of our securities could be adversely affected.

Also on January 21, 2023, we received a deficiency notice from the Listing Qualifications Department of Nasdaq indicating that, for the preceding 30 consecutive business days, our MVPHS was below the $15 million minimum requirement for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(C) (the “MVPHS Requirement”). This notification had no immediate effect on the listing or trading of our common stock on The Nasdaq Global Market and our common stock will continue to trade under the symbol “GATE.” In accordance with Nasdaq Listing Rule 5810(c)(3)(D), we have a period of 180 calendar days, or until July 24, 2023 (the “Compliance Period”), to regain compliance with the MVPHS Requirement. If, at any time before the end of the Compliance Period, our MVPHS closes at $15 million or more for a minimum of 10 consecutive business days, Nasdaq will provide us written confirmation of compliance with the MVPHS Requirement and this matter will be closed. We intend to monitor the market value of our listed securities and will consider available options to regain compliance with the MVPHS Requirement. In the event we do not regain compliance with the MVPHS Requirement prior to the expiration of the Compliance Period, we will receive written notification that our securities are subject to delisting from The Nasdaq Global Market. At such time, we will have the opportunity to appeal the delisting decision in front of a Nasdaq Hearings Panel. If we timely appeal, our securities would remain listed pending such panel’s decision. There can be no assurance that, if we do appeal, such appeal would be successful. If we do not regain compliance, our securities will be subject to delisting and the liquidity and the trading price of our securities could be adversely affected.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage;

•	a decreased ability to issue additional securities or obtain additional financing in the future; and

•	being subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions. Such funds exceeding $250,000 are not insured against loss by the Federal Deposit Insurance Corporation (“FDIC”). Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement filed with the SEC on September 9, 2021, (ii) Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on April 1, 2022, (iii) quarterly report on Form 10-Q for the quarter ended September 30, 2021, filed with the SEC on November 11, 2021 and (v) quarterly reports on Form 10-Q for the quarters ended, March 31, 2022, June 30, 2022 and September 30, 2022, filed with the SEC on May 13, 2022, August 12, 2022 and November 10, 2022, respectively, and (vi) Definitive Proxy Statement on Schedule 14A filed the SEC on November 9, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For additional risk factors relating to DePalma and the DePalma Business Combination, see the DePalma Registration Statement once filed with the SEC.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our executive offices are located at 411 Theodore Fremd Avenue, Suite 206S, Rye, New York, 10580 and our telephone number is (914) 415-4081. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

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

(a) Market Information

Our units, public shares and public warrants are each traded on the Nasdaq Global Market under the symbols GATEU, GATE and GATEW, respectively. Our units commenced public trading on October 1, 2021, and our public shares and public warrants commenced separate public trading on November 22, 2021.

(b) Holders

On March 31, 2023, there were three holders of record of our units, one holder of record of shares of our Class A common stock and one holder of record of our warrants.

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

None.

(f)	Use of Proceeds from the Initial Public Offering

None. For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 2 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on April 1, 2022. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the IPO Registration Statement.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In connection with the Extension Special Meeting on December 2, 2022, stockholders holding 28,989,609 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. As a result, approximately $293.5 million (approximately $10.12 per public share) was removed from the trust account and paid to such holders and approximately $10.3 million remained in the trust account. Following the redemptions, as of December 31, 2022, we had 1,010,391 public shares outstanding.

The following table contains monthly information about the repurchases of our equity securities for the three months ended December 31, 2022:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 – October 31, 2022	—	—	—	—
November 1 – November 30, 2022	—	—	—	—
December 1 – December 31, 2022	28,989,609	$10.12	—	—

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company formed under the laws of the State of Delaware on December 10, 2020 for the purpose of effecting an initial business combination. We intend to effectuate our business combination using cash from the remaining proceeds of the initial public offering and the sale of the private placement units, our capital stock, debt or a combination of cash, stock and debt.

Extension of Combination Period

We originally had up to 15 months from the closing of our initial public offering, or until January 5, 2023, to consummate an initial business combination. However, at the Extension Special Meeting held on December 2, 2022, our stockholders approved the amendment to the certificate of incorporation to extend the end of the Combination Period from January 5, 2023 to July 5, 2023 (or such earlier date as determined by our board of directors). In connection with the Extension Special Meeting, stockholders holding 28,989,609 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. As a result, approximately $293.5 million (approximately $10.12 per public share) was removed from the trust account and paid to such holders and approximately $10.3 million remained in the trust account. Following the redemptions, as of December 31, 2022, we had 1,010,391 public shares outstanding.

Recent Developments

DePalma Business Combination

On February 14, 2023, we entered into the DePalma Business Combination Agreement with Marblegate, New MAC, Merger Sub and the DePalma Companies, pursuant to which, among other things, the parties agreed to the DePalma Business Combination under which we agreed to combine with DePalma in a series of transactions that will result in New MAC becoming a publicly-traded company whose shares are expected to trade on the Nasdaq Global Market.

Pursuant to the DePalma Business Combination Agreement, and subject to the terms and conditions contained therein, among other things:

(i)

immediately prior to the consummation of the transactions contemplated by the DePalma Business Combination Agreement, New MAC and the DePalma Companies will effect a series of reorganization transactions, resulting in the DePalma Companies becoming wholly-owned subsidiaries of New MAC;

(ii)

Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of New MAC, in accordance with the terms and subject to the conditions of the DePalma Business Combination Agreement; and

(iii)

upon the Effective Time, (x) each share of Class A common stock issued and outstanding immediately prior to the Effective Time shall be cancelled and converted into the right to receive the Company Per Share Consideration; (y) each share of Class B common stock issued and outstanding immediately prior to the Effective Time shall be cancelled and converted into the right to receive the Company Per Share Consideration, and (z) each warrant of the Company outstanding immediately prior to the Effective Time shall be cancelled and converted into the right to receive one warrant of New MAC, with New MAC assuming our obligations under the existing warrant agreement.

The Business Combination is expected to close in the second quarter of 2023, following the receipt of the requisite stockholder approvals and the fulfilment of other customary closing conditions. For a full description of the DePalma Business Combination Agreement and the proposed DePalma Business Combination, please see “Item 1. Business.”

2023 Promissory Note

On February 13, 2023, we issued the 2023 Promissory Note in the principal amount of up to $1,100,000 to Marblegate SOMF for Working Capital Loans for advances Marblegate SOMF has made, and may make in the future, to us. The 2023 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our initial business combination and (ii) the date that our winding up is effective. At the election of Marblegate SOMF, at any time prior to payment in full of the principal balance of the note, all or a portion of the unpaid principal amount of the 2023 Promissory Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the 2023 Promissory Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by us to the sponsor and Cantor in the private placement. The Conversion Shares are entitled to the registration rights set forth in the 2022 Promissory Note (as described further below under “Liquidity, Capital Resources and Going Concern”).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 10, 2020 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on the funds held in the trust account, with Continental acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for and completing a business combination.

For the year ended December 31, 2022, we had net income of $1,230,338, which consists of interest income on marketable securities held in the trust account of $3,305,765 and change in fair value of warrant liabilities of $233,870, offset by operating and formation costs of $1,670,335 and provision for income tax of $638,962.

For the year ended December 31, 2021, we had a net loss of $267,638, which consists of operating and formation costs of $503,572, an unrealized loss on marketable securities held in the trust account of $16,895, and transaction costs associated with the initial public offering of $42,344, offset by interest income on marketable securities held in the trust account of $35,823 and change in fair value of warrant liabilities of $259,350.

Liquidity, Capital Resources and Going Concern

On October 5, 2021, we consummated the initial public offering of 30,000,000 units, generating gross proceeds of $300,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 910,000 private placement units at a price of $10.00 per private placement unit in the private placement, generating gross proceeds of $9,100,000.

Following the initial public offering and the private placement, a total of $301,500,000 was placed in the trust account. We incurred $42,630,587 in initial public offering related costs, including $6,000,000 of underwriting fees, $15,000,000 of deferred underwriting fees, net of reimbursement, $1,015,137 of other offering costs including $509,600 for the fair value of the private placement warrants included in the private placement units, and $505,537 of offering costs, and $20,615,450 for the fair value of the founder shares attributable to certain anchor investors.

For the year ended December 31, 2022, cash used in operating activities was $1,001,285. Net income of $1,230,338 was affected by interest earned on marketable securities held in the trust account of $3,305,765 and change in fair value of warrant liabilities of $233,870. Changes in operating assets and liabilities provided $1,308,012 of cash from operating activities.

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

As of December 31, 2022, we had marketable securities held in the trust account of $ 10,325,848 (including approximately $171,418 of interest income, net of unrealized losses) consisting of investments in money market funds. Interest income on the balance in the trust account may be used by us to pay taxes. During the year ended December 31, 2022, we had withdrawn $989,480 of interest income from the trust account to pay franchise and income taxes and paid $293,509,365 in connection with the redemptions of public shares associated with the Extension (as described further above under “Extension of Combination Period”).

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash of $568,355 outside of the trust account. We have used and intend to continue to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination, such as the DePalma Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the sponsor, members of the sponsor, or certain of our officers, directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a business combination, we would repay any Working Capital Loans. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay any Working Capital Loans but no proceeds from our trust account would be used for such repayment.

On June 30, 2022, we issued the 2022 Promissory Note to Marblegate SOMF, a member of our sponsor, for a Working Capital Loan for which we may borrow up to the principal sum of $600,000. The 2022 Promissory Note bears no interest and is due and payable upon the earlier of (i) the date on which we consummate our initial business combination or (ii) the date that the winding up of the Company is effective. At the option of the lender, at any time prior to payment in full of the principal balance of the 2022 Promissory Note, the lender may elect to convert up to $600,000 of the unpaid principal balance of the note into Conversion Shares, equal to (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued in the private placement. On July 1, 2022, we borrowed $200,000 under the 2022 Promissory Note. As of December 31, 2022 and 2021, there were $200,000 and $0 outstanding balances under the 2022 Promissory Note.

We have incurred and will continue to incur significant costs in pursuit of our acquisition plans. We will likely need to raise additional capital through loans or additional investments from our sponsor, stockholders, officers, directors, or third parties. Our officers, directors and the sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. If we are unable to complete the business combination because we do not have sufficient funds available, we will be forced to cease operations and liquidate the trust account. In connection with our assessment of going concern considerations in accordance with ASU Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until July 5, 2023, to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension has not been requested by the sponsor and approved by our stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity issue and the mandatory liquidation raise substantial doubt about our ability to continue as a going concern. The financial statements and the notes thereto contained elsewhere in this Report do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be required to liquidate after July 5, 2023. We intend to complete a business combination before the mandatory liquidation date.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with the guidance contained in ASC Topic 815-40-15-7D, (“Derivatives and Hedging”), under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the private placement warrants are exercised or expire, and any change in fair value will be recognized in our statements of operations.

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

Net Income (Loss) Per Common Share

Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating earnings (losses) per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-22 comprising a portion of this Report, which are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2022.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Andrew Milgram	49	Chief Executive Officer and Executive Director
Paul Arrouet	52	President and Executive Director
Jeffrey Kravetz	44	Chief Financial Officer
Harvey Golub	83	Chairman of the Board
Patrick J. Bartels, Jr.	47	Director
Richard Goldman	62	Director
Alan Mintz	61	Director
Wallace Mathai-Davis	78	Director

The experience of our directors and executive officers is as follows:

Andrew Milgram has served as our Chief Executive Officer and an executive director since January 2021. Since August 2008, he has served as the managing partner of Marblegate, which he co-founded. Prior to forming Marblegate, Mr. Milgram was a Principal at Epic Asset Management, where he was responsible for generating, evaluating, executing and managing investments in a portfolio of distressed and special situation assets across a variety of industry sectors. In addition, he coordinated the firm’s overall research process and directed its team of investment analysts. Mr. Milgram has sat on a variety of official and ad-hoc creditor committees, and has been deeply involved in a number of corporate restructurings in both the United States and abroad. Prior to joining Epic, Mr. Milgram was a part of the capital market businesses at Deutsche Bank Alex. Brown and Bank of Tokyo-Mitsubishi. Mr. Milgram began his career at Swiss Bank Corp (now UBS), where he was part of the global emerging market team responsible for the bank’s proprietary investments in Russia, Africa and the Middle East. Mr. Milgram holds the Chartered Financial Analyst designation. Mr. Milgram is the Chairman of the Board of Millennium Health, and a member of the board of directors of Septuagint Solutions LLC, STVT-AAI Education Inc. (d/b/a Ancora Education), Britax Group Limited and Rhinoco Inc. He sits on the Board of Directors of the Greenwich Council of the Boy Scouts of America. Mr. Milgram is a member of the Economic Club of New York and the Metro NY Chapter of YPO. Mr. Milgram’s qualifications to serve on our board of directors include his extensive leadership, management and board experience, his track record as a founder and Chief Investment Officer of Marblegate and its affiliated funds, his current board experience, including as Chairman of the Board of Millennium Health, and his network of contacts in the distressed credit and restructuring arena.

Paul Arrouet has served as our President and an executive director since January 2021. Since 2008, he has also served as Managing Partner of Marblegate. Prior to forming Marblegate, Mr. Arrouet was a six-year Senior Managing Director as well as a twelve-year distressed specialist in the Distressed/High Yield Trading & Sales Department at Bear Stearns & Co. At Bear Stearns, he managed the trading book focused on stressed/distressed capital structures as well as actively making markets to generate customer flow. Mr. Arrouet spent the first part of his career at Bear Stearns in sales, specializing in distressed debt, high yield and restructuring opportunities. Prior to joining Bear Stearns, he was a salesman and Vice President at Alex. Brown, responsible for helping launch a distressed sales and trading platform as an extension of a successful High Yield Group. He began his career as a junior distressed trader at Oppenheimer & Co. Mr. Arrouet earned a Bachelor of Arts degree from the University of Pennsylvania. Mr. Arrouet’s qualifications to serve on our board of directors include his extensive leadership and management experience, his track record as Managing Partner and principal trader at Marblegate and its affiliated funds, and his wide network of contacts in the distressed investing field.

Jeffrey Kravetz has served as our Chief Financial Officer since March 13, 2023. Since March 2023, he has also served as the Chief Financial Officer of Marblegate Asset Management where he is responsible for the accounting, operational and financial activities of the firm. From March 2015 to March 2023, Mr. Kravetz served as the Chief Financial Officer of Contrarian Capital Management, L.L.C., an investment management firm, where he was responsible for the accounting, operational and financial activities of the firm’s investment and management entities. From 2015 to 2023, Mr. Kravetz served as director of various non-public investment vehicles affiliated with Contrarian Capital Management, L.L.C. Prior to joining Contrarian, Mr. Kravetz served in a variety of roles, including as a Director and Fund Controller at MSD Capital from September 2003 to February 2015. Prior to that, he was an Auditor at both Deloitte & Touche, LLP (June 2002 to September 2003) and Arthur Andersen, LLP (September 2000 to June 2002). Mr. Kravetz holds a B.S. in Accounting from Binghamton University School of Management and is a Certified Public Accountant. He is a member of the New York State Society of Certified Public Accountants.

Harvey Golub has served as our Chairman of the Board since October 2021. In early 2001, Mr. Golub retired as CEO and chairman of American Express. Currently, Mr. Golub is the non-executive chairman of the board of Dynasty Financial Partners. He also serves on the board of Pagaya Technologies, Ltd., and is a member of its audit, risk and nominating and corporate governance committees. He served as chairman of Miller Buckfire & Company (a Stifel Company) from July 2011 to December 2018. He has also served as a member of the advisory board of Marblegate Asset Management LLC since 2009. Mr. Golub also serves on the boards of the American Enterprise Institute (AEI) and the Manhattan Institute for Policy Research, serves on Jupiter Medical Center’s board of trustees and is the chairman of its finance and planning committees. Mr. Golub is also chairman of the Maltz Jupiter Theatre endowment board, and is a director emeritus of New

York-Presbyterian Hospital and the Lincoln Center for the Performing Arts and a member of its investment committee. Previously, Mr. Golub served as non-executive chairman on the boards of American International Group (AIG), Campbell Soup Company, and The Reader’s Digest Association. He has also served as a member of the board of Dow Jones & Company, Hess Corporation, RHJ International, and several private companies. Mr. Golub received a B.S. degree from the New York University in 1961. Mr. Golub is well qualified to serve as a member of our board of directors due to his extensive experience in leadership and advisor roles and his network of business contacts.

Patrick J. Bartels, Jr. has served as one of our directors since December 2022. Mr. Bartels has served as the Managing Member of Redan Advisors LLC, a firm that provides fiduciary services, including board of director representation and strategic planning advisory services for domestic and international public and private business entities, since December 2018. His professional experience includes investing in complex financial restructurings and process-intensive situations in North America, Asia and Europe in a broad universe of industries. Mr. Bartels has served as a director on numerous public and private boards of directors. Mr. Bartels has served on the board of directors of Arch Resources, Inc. (NYSE: ARCH) since October 2016. He serves on or previously served on the boards of WCI Communities, Inc. (from August 2009 to February 2017), Grizzly Energy, LLC (f/k/a Vanguard Natural Resources, Inc.) (since February 2019), Parker Drilling Company (since March 2019), B. Riley Principal Merger Corp. (from April 2019 to February 2020), Hexion Inc. (since July 2019), Monitronics International, Inc. (since July 2019), Centric Brands Inc. (from March 2020 to October 2020), B. Riley Principal Merger Corp. II (from May 2020 to November 2020), Libbey Inc. (since May 2020), Noble Corporation (from February 2021 to October 2022), and on several private company boards. From April 2002 to November 2018, Mr. Bartels served as a Managing Principal at Monarch Alternative Capital LP, a private investment firm that focused primarily on event-driven credit opportunities. From February 2000 to April 2002, he served as research analyst for high yield investments at INVESCO, where he analyzed primary and secondary debt offerings of companies in various industries. Mr. Bartels began his career at PricewaterhouseCoopers LLP, where he was a Certified Public Accountant. He holds the Chartered Financial Analyst designation. Mr. Bartels received a Bachelor of Science in Accounting with a concentration in Finance from Bucknell University. Mr. Bartels is well qualified to serve as a member of our board of directors due to his extensive accounting, financial and investment experience, as well as his experience as a director for multiple companies including several that have undertaken bankruptcy and restructuring processes.

Richard M. Goldman has served as one of our directors since October 2021. Since 2012, Mr. Goldman has been the managing member of Becket Capital, LLC, an advisory services firm for investment management companies. From 2011 to 2012, Mr. Goldman served as Chief Operating Officer of Guggenheim Investments, the global asset management and investment advisory division of Guggenheim Partners, the global asset management and investment advisory division of Guggenheim Partners. From 2006 to 2012, Mr. Goldman was the Chief Executive Officer of Rydex Investments, the investment advisor to Rydex Funds. He also served as the Chief Executive Officer of Forstmann Leff Associates from 2003 to 2005 and was the Head of Deutsche Asset Management’s Americas Institutional Business from 1999 to 2003. Prior to this, Mr. Goldman held leadership positions at State Street Global Advisors, IBM and Procter & Gamble. From August, 2019 to June 2021, Mr. Goldman served as a member of the Board of Directors of Silver Spike Acquisition Corporation, a SPAC that completed a business combination with WM Holding Company, LLC (NASDAQ:MAPS) in June 2021. Since August 2019, he has also served as a director of Silver Spike Acquisition Corp. II (NASDAQ:SPKB) and Silver Spike III Acquisition Corp. (NEO:SPKC.UN.U), two special purpose acquisition companies that are still searching for business combination targets. Since December 2022, he has served on the board of directors of AlphaTrAI, Inc., a fintech company. Mr. Goldman previously served as the Independent Chairman of the Board of the Harvest Volatility Edge Trust; a member of the Board of Directors of Trinitas Capital Management, a credit-focused investment management firm; as Lead Independent Director for the Axonic Alternative Income Interval Fund; and as an Independent Director for the O’Shares Investments ETF Trust. Mr. Goldman received a bachelor’s degree from Bowdoin College. Mr. Goldman is well qualified to serve as a member of our board of directors due to his extensive leadership and business development roles.

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

Wallace Mathai-Davis has served as one of our directors since October 2021. Mr. Mathai-Davis has been a member of Marblegate’s Board of Advisors since 2009. He has over 30 years of experience as a C-suite executive in FinTech, international asset management, wealth management and merchant banking. Mr. Mathai-Davis is a co-founder and Board member of Q.ai, an artificial intelligence (AI) digital Registered Investment Advisor which offers AI constructed SMA hedge fund portfolios digitally to non-

institutional investors. A controlling interest of Q.ai was acquired by Forbes Global Media in 2019. Mr. Mathai-Davis is Chairman of 360 Trading Networks Inc., the North American subsidiary of 360 Treasury Systems (the largest FX ECN in Europe). He was a member of the Supervisory Board of the parent 360 Treasury Systems in Germany for many years prior to its sale to the Deutsche Boerse. Mr. Mathai-Davis co-founded and was co-CEO and Board member of ChinaVest, Ltd., one of the first independent merchant banks chartered in the People’s Republic of China. He was a director of Regina Pacific International, a China Holding Company (CHC), with diversified real estate and operating company assets in China. Prior to co-founding ChinaVest, he joined the Board of Directors of Mercantile Bankshares as Chairman of Investment and Wealth Management for the purpose of restructuring the investment and wealth management businesses. Mr. Mathai-Davis was the COO, CFO and partner at Offitbank from 1986 to 2002. Mr. Mathai-Davis has served on the boards of three public companies and numerous boards of investment related funds. Mr. Mathai Davis has been widely involved in the nonprofit sector and was treasurer of the board of trustees of the Cathedral Church of St John the Divine for 13 years. Mr. Mathai-Davis is well qualified to serve as a member of our board of directors due to his extensive experience in leadership roles within the financial sector.

Number and Terms of Office of Officers and Directors

We currently have seven directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we were required to hold an annual meeting one year after our first fiscal year end following our listing on Nasdaq. The Extension Special Meeting on December 2, 2022 was held in lieu of our first annual meeting of stockholders.

The term of office of the first class of directors, consisting of Richard M. Goldman and Wallace Mathai-Davis, who were re-elected at the Extension Special Meeting, will expire at our fourth annual meeting of stockholders. The term of office of the second class of directors, consisting of Harvey Golub and Alan J. Mintz, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Andrew Milgram, Paul Arrouet, and Patrick J. Bartels, Jr. will expire at the third annual meeting of stockholders.

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

•

reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities.

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

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor of $10,000 per month, for secretarial and administrative support and reimbursement of expenses, and the $50,000 monthly fee paid to Mr. Bartels for his services as a member of the special committee of our board of directors (“Special Committee”) beginning on December 2, 2022 until the earlier of (x) the date of the consummation of the DePalma Business Combination and (y) the date on which we advise Mr. Bartels we have determined to terminate discussions with the DePalma Companies with respect to the DePalma Business Combination; provided, however, that in any event we will be obligated to pay Mr. Bartels a minimum of six (6) monthly payments (aggregating three hundred thousand dollars ($300,000)), no compensation of any kind, including finders, consulting or other similar fees, has been or will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the IPO Registration Statement. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2022, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act, except that Mr. Bartels did not timely file a Form 3.

Item 11.	Executive Compensation.

None of our officers has received any cash compensation for services rendered to us. We have agreed to pay our sponsor a total of $10,000 per month for secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. With the exception of Mr. Bartels, who is being paid a monthly fee of $50,000 for his services as a member of the Special Committee beginning on December 2, 2022 until the earlier of (x) the date of the consummation of the DePalma Business Combination and (y) the date on which we advise Mr. Bartels we have determined to terminate discussions with the DePalma Companies with respect to the DePalma Business Combination; provided, however, that in any event we will be obligated to pay Mr. Bartels a minimum of six (6) monthly payments (aggregating three hundred thousand dollars ($300,000)), no compensation of any kind, including any finder’s fee, advisory fee, reimbursement fee or consulting fee, has been or will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination are made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination, such as the DePalma Registration Statement. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our executive officers and directors that beneficially owns our common stock; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 12,223,724 shares of our common stock, consisting of (i) 1,920,391 shares of our Class A common stock and (ii) 10,303,333 shares of our Class B common stock, issued and outstanding as of March 30, 2022. On all matters to be voted upon, including the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate Percentage of Outstanding Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
Marblegate Acquisition LLC (2)	610,000	31.8%	7,829,469	76.0%	69.0%
Andrew Milgram (2)	610,000	31.8%	7,829,469	76.0%	69.0%
Paul Arrouet (2)	610,000	31.8%	7,829,469	76.0%	69.0%
Richard Goldman (3)	—	—	—	—	—
Harvey Golub (3)	—	—	—	—	—
Jeffrey Kravetz	—	—	—	—	—
Alan J. Mintz (3)	—	—	—	—	—
Wallace Mathai-Davis (3)	—	—	—	—	—
Patrick J. Bartels, Jr.	—	—	—	—	—
All executive officers and directors as a group (8 individuals)	610,000	31.8%	7,829,469	76.0%	69.0%
Other 5% Stockholders
Cantor Fitzgerald & Co. (4)	300,000	15.6%	—	—	2.5%
Grassland Parties (5)	150,000	7.8%	—	—	1.2%
Polar Asset Management Partners Inc. (6)	150,000	7.8%	—	—	1.2%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Marblegate Acquisition LLC, 5 Greenwich Office Park, Suite 400, Greenwich, CT 06831.
(2)

Our sponsor is the record holder of such shares. Marblegate is the managing member of our sponsor and has voting and investment discretion with respect to the securities held by our sponsor and may be deemed to beneficially own such shares. Andrew Milgram and Paul Arrouet, as Managing Partners of Marblegate, may be deemed to exercise voting and investment power over the securities held by our sponsor and therefore may be deemed to beneficially own such securities. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(3)

Each such person is a direct or indirect member of our sponsor and disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)

As described elsewhere in this Report, Cantor purchased 300,000 private placement units for a purchase price of $10.00 per unit in the private placement. Each private placement unit contains one share of Class A common stock and one-half of one whole warrant. Each whole warrant contained in a private placement unit entitles the holder to purchase one whole share of our Class A common stock at $11.50 per share. The private placement warrants included in the private placement units (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination. The business address for Cantor is 499 Park Avenue, New York, New York 10022.

(5)

According to a Schedule 13G/A filed on February 6, 2023, 150,000 shares of Class A common stock are owned by Grassland Investors, LLC (“Grassland”). Farallon Capital Management, L.L.C. (the “Management Company”), the manager of Grassland, with respect to the Class A common stock held by Grassland, may be deemed to be a beneficial owner of such shares held by Grassland. The following persons, each of whom is a managing member or senior managing member, of the Management Company, with respect to the Class A common stock held by Grassland: Joshua J. Dapice, Philip D. Dreyfuss, Hannah E. Dunn, Michael B. Fisch, Richard B. Fried, Varun N. Gehani, Nicolas Giauque, David T. Kim, Michael G. Linn, Rajiv A. Patel, Thomas G. Roberts, Jr., Edric C. Saito, William Seybold, Daniel S. Short, Andrew J. M. Spokes, John R. Warren, and Mark C. Wehrly (together, the “Farallon Individual Reporting Persons” and together with the Management Company and Grassland, the “Grassland Parties”). Each of the Farallon Individual Reporting Persons, as a managing member or senior managing member, of the Management Company, in each case with the power to exercise investment discretion, may be deemed to be a beneficial owner of such shares held by Grassland. Each of the Management Company and the Farallon Individual Reporting Persons disclaims any beneficial ownership of any such shares. The business address for the Grassland Parties is c/o Farallon Capital Management, L.L.C., One Maritime Plaza, Suite 2100, San Francisco, California 94111.

(6)

According to a Schedule 13G/A filed on February 14, 2023, Polar Asset Management Partners Inc. (“Polar”), owns 150,000 shares of Class A common stock. Polar serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the shares of Class A common stock directly held by PMSMF. The business address for Polar is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

For more information on the DePalma Business Combination, please see “Item 1. Business.”

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

Our sponsor and Cantor purchased an aggregate of 910,000 private placement units (610,000 private placement units purchased by our sponsor and 300,000 private placement units purchased by Cantor) for a purchase price of $10.00 per unit in the private placement. Each private placement unit contains one share of Class A common stock and one-half of one whole warrant. Each whole warrant contained in a private placement unit entitles the holder to purchase one whole share of our Class A common stock at $11.50 per share. The private placement warrants included in the private placement units (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

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

In December 2022, in connection with Mr. Bartels’ appointment to our board of directors, we agreed to pay Mr. Bartels $50,000 per month for his services as a member of the Special Committee beginning on December 2, 2022 until the earlier of (x) the date of the consummation of the DePalma Business Combination and (y) the date on which we advise Mr. Bartels we have determined to terminate discussions with the DePalma Companies with respect to the DePalma Business Combination; provided, however, that in any event we will be obligated to pay Mr. Bartels a minimum of six monthly payments (aggregating $300,000).

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, has been or will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and determines which expenses and the amount of expenses that are reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On January 15, 2021, we issued the IPO Promissory Note to our sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000. The IPO Promissory Note was non-interest bearing and was payable on the earlier of September 30, 2021 or the completion of the initial public offering. The outstanding loan of $186,819 was repaid at the closing of the initial public offering.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans on a non-interest bearing basis as may be required. If we complete an initial business combination, we would repay any such Working Capital Loans. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay any such Working Capital Loans but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units, at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

On June 30, 2022, we issued the 2022 Promissory Note to Marblegate SOMF, a member of our sponsor, for a Working Capital Loan for which we may borrow up to the principal sum of $600,000. The 2022 Promissory Note bears no interest and is due and payable upon the earlier of (i) the date on which we consummate our initial business combination or (ii) the date that the winding up of the Company is effective. At the option of the lender, at any time prior to payment in full of the principal balance of the 2022 Promissory Note, the lender may elect to convert up to $600,000 of the unpaid principal balance of the note into Conversion Shares, equal to (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued in the private placement. On July 1, 2022, we borrowed $200,000 under the 2022 Promissory Note. As of December 31, 2022 and 2021, there were $200,000 and $0 outstanding balances under the 2022 Promissory Note.

On February 13, 2023, we issued the 2023 Promissory Note in the principal amount of up to $1,100,000 to Marblegate SOMF for Working Capital Loans for advances Marblegate SOMF has made, and may make in the future, to us. The 2023 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our initial business combination and (ii) the date that our winding up is effective. At the election of Marblegate SOMF, all or a portion of the unpaid principal amount of the 2023 Promissory Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the 2023 Promissory Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by us to the sponsor and Cantor in the private placement. The Conversion Shares are entitled to the registration rights set forth above in the 2022 Promissory Note.

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

Upon consummation of the DePalma Business Combination, the Sponsor and New MAC will enter into a Management Services Agreement (“MSA”), pursuant to which the sponsor will provide certain management services to New MAC including (i) evaluating, managing, performing due diligence on, negotiating and overseeing the acquisition and disposition of New MAC’s and its subsidiaries’ assets, (ii) evaluating, managing, negotiating and overseeing the origination, structuring, restructuring and workout of taxi-medallion loans and other loans held by New MAC (other than typical daily loan servicing activities), (iii) managing New MAC’s and its subsidiaries’ day-to-day business and operations in complying with any regulatory requirements applicable to them in respect of their business activities, (iv) evaluating the financial and operational performance of any of New MAC’s subsidiaries, (v) providing a management team to serve as executive officers of New MAC and/or its subsidiaries, including providing day-to-day financial, operational and other executive management services (vi) identifying, evaluating, managing, performing due diligence on, negotiating and overseeing the provision of debt or equity financing as well as the acquisition of all or a portion of target businesses or assets, in each case, by New MAC, and (vii) performing any other services for and on behalf of New MAC and its subsidiaries to the extent that such services are consistent with those that are customarily performed by the executive officers and employees of a publicly listed company.

The MSA shall be effective upon consummation of the DePalma Business Combination and continue in operation, unless terminated in accordance with its terms, until the fifth (5th) anniversary of the Closing, subject to certain automatic renewals.

After our initial business combination, including the proposed DePalma Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company. In addition, the management services for New MAC following the consummation of the DePalma Business Combination will be provided by Marblegate and paid pursuant to the MSA. All of these director and management services fees will be fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders in connection with our proposed business combination, such as the DePalma Registration Statement. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation. With respect to the MSA, we have engaged in preliminary discussions with Marblegate but have not definitively agreed to any limits regarding the amount of director or management services fees that may be paid by New MAC to its directors or to Marblegate under the MSA. Any payments to be made pursuant to the MSA will be determined, or recommended to the New MAC board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on the New MAC board of directors.

For more information on the agreements entered into in connection with the DePalma Business Combination, please see “Item 1. Business”.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Richard Goldman, Alan Mintz, Wallace Mathai-Davis and Patrick J. Bartels, Jr. are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum, for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled approximately $109,695 and $67,965, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2022 and 2021, we did not pay Marcum any audit-related fees.

Tax Fees

We did not pay Marcum for tax services, planning or advice for the years ended December 31, 2022 and December 31, 2021.

All Other Fees

We did not pay Marcum for any other services for the years ended December 31, 2022 and December 31, 2021.

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

(a) The following documents are filed as part of this Report:

(1) Financial Statements

(2) Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits can be inspected on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary.

Not applicable.

MARBLEGATE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Marblegate Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Marblegate Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph — Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022, are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
/
S
/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2020.
Los Angeles, CA
March
3
1
, 2023
PCAOB ID Number 688

MARBLEGATE ACQUISITION CORP.
BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets
Cash	$568,355	$380,160
Prepaid expenses	325,696	344,281

Total Current Assets	894,051	724,441
Other assets	—	237,900
Marketable securities held in Trust Account	10,325,848	301,518,928

TOTAL ASSETS	$11,219,899	$302,481,269

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$567,819	$347,450
Income taxes payable	638,962	—

Total Current Liabilities	1,206,781	347,450
Deferred legal fees	192,196
Working capital loan – related party	200,000	—
Warrant liability	16,380	250,250
Deferred underwriting fee payable	15,000,000	15,000,000

Total Liabilities	16,615,357	15,597,700

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 200,000,000 shares authorized; 1,010,391 and 30,000,000 shares at $10.28 and $10.05 per share redemption value as of December 31, 2022 and 2021, respectively	10,389,781	301,500,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 910,000 shares issued and outstanding (excluding 1,010,391 and 30,000,000 shares subject to possible redemption) as of December 31, 2022 and 2021	91	91
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,303,333 shares issued and outstanding as of December 31, 2022 and 2021	1,030	1,030
Additional paid-in capital	—	—
Accumulated deficit	(15,786,360)	(14,617,552)

Total Stockholders’ Deficit	(15,785,239)	(14,616,431)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,219,899	$302,481,269

The accompanying notes are an integral part of the financial statements.

MARBLEGATE ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2022	2021
Operating and formation costs	$1,670,335	$503,572

Loss from operations	(1,670,335)	(503,572)
Other income (expense):
Change in fair value of warrant liabilities	233,870	259,350
Unrealized loss on marketable securities held in Trust Account	—	(16,895)
Interest income on marketable securities held in Trust Account	3,305,765	35,823
Transaction costs associated with the Initial Public Offering	—	(42,344)

Total other income, net	3,539,635	235,934

Income (Loss) before provision for income taxes	1,869,300	(267,638)
Provision for income taxes	(638,962)	—

Net income (loss)	$1,230,338	$(267,638)

Basic and diluted weighted average shares outstanding, Class A common stock	27,696,716	7,457,143

Basic and diluted net income (loss) per common share, Class A common stock	$0.03	$(0.01)

Basic and diluted weighted average shares outstanding, Class B common stock and non-redeemable Class A common stock	11,213,333	10,529,533

Basic and diluted net income (loss) per common share, Class B common stock and non-redeemable Class A common stock	$0.03	$(0.01)

The accompanying notes are an integral part of the financial statements.

MARBLEGATE ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Deficit
Balance – January 1, 2021	—	$—	—	$—	$—	$(1,000)	$(1,000)
Issuance of Class B common stock to Sponsor	—	—	11,810,833	1,181	23,819	—	25,000
Accretion for Class A common stock to redemption amount	—	—	—	—	(24,255,612)	(14,348,914)	(38,604,526)
Sale of 910,000 Private Placement Units	910,000	91	—	—	9,099,909	—	9,100,000
Proceeds received in excess of fair value of 455,000 Private Placement Warrants, net of offering costs	—	—	—	—	(509,600)	—	(509,600)
Proceeds allocated to Public Warrants	—	—	—	—	15,600,000	—	15,600,000
Offering costs charged to operations allocated to anchor investors	—	—	—	—	41,333	—	41,333
Forfeiture of Founder Shares	—	—	(1,507,500)	(151)	151	—	—
Net loss	—	—	—	—	—	(267,638)	(267,638)

Balance – December 31, 2021	910,000	91	10,303,333	1,030	—	(14,617,552)	(14,616,431)
Accretion for Class A common stock to redemption amount	—	—	—	—	—	(2,399,146)	(2,399,146)
Net income	—	—	—	—	—	1,230,338	1,230,338

Balance – December 31, 2022	910,000	$91	10,303,333	$1,030	$—	$(15,786,360)	$(15,785,239)

The accompanying notes are an integral part of the financial statements.

MARBLEGATE ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$1,230,338	$(267,638)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,305,765)	(35,823)
Unrealized loss on marketable securities held in Trust Account	—	16,895
Transaction costs associated with the Initial Public Offering	—	42,344
Change in fair value of warrant liabilities	(233,870)	(259,350)
Changes in operating assets and liabilities:
Prepaid expenses	18,585	(344,281)
Other assets	237,900	(237,900)
Accrued expenses	220,369	346,450
Deferred legal fee	192,196
Income taxes payable	638,962	—

Net cash used in operating activities	(1,001,285)	(739,303)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(301,500,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	989,480	—
Cash withdrawn from Trust Account in connection with redemption	293,509,365	—

Net cash provided by (used in) investing activities	294,498,845	(301,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	294,000,000
Proceeds from sale of Private Placement Units	—	9,100,000
Repayment of advances from related party	—	(42,500)
Proceeds from promissory notes – related party	—	186,819
Repayment of promissory notes – related party	—	(186,819)
Proceeds from convertible promissory note – related party	200,000	—
Payment of offering costs	—	(463,037)
Redemption of common stock	(293,509,365)	—

Net cash (used in) provided by financing activities	(293,309,365)	302,619,463

Net Change in Cash	188,195	380,160
Cash – Beginning	380,160	—

Cash – Ending	$568,355	$380,160

Non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$15,000,000

Accretion for Class A common stock subject to redemption amount	$2,399,062	$38,604,526

Initial classification of warrant liability	$—	$509,600

Initial classification of common stock subject to redemption	$—	$301,500,000

Offering costs charged to operations allocated to anchor investors	$—	$41,333

The accompanying notes are an integral part of the financial statements.

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
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
As of December 31, 2022, the Company had not yet commenced any operations. All activity through December 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target Company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the marketable securities held in the Trust Account (as defined below).
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

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination by July 5, 2023, unless further extended and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial
Business Combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.
On December 7, 2022, the Company filed an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Extension Amendment”). The Extension Amendment extends the date by which the Company must consummate its initial business combination from January 5, 2023, to July 5, 2023, or such earlier date as determined by the Company’s board of directors (the “Extension”).
As a result of the Extension Amendment, the Company has until July 5, 2023, to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, including all available extensions, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public S hares, at a per-share price, p
ayable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

Going Concern
As of December 31, 2022, the Company had $568,355 in its operating bank account, $10,325,848 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and an adjusted working capital of $326,232 which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of December 31, 2022, $171,418 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
During the year ended December 31, 2022, the Company had withdrawn $989,480 of interest income from the Trust Account to pay franchise and income taxes and $293,509,365 in connection with the redemption of Public Shares associated with the Extension.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for structuring, negotiating and consummating the Business Combination and/or any other related activities.
The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs (“Working Capital Loans”). Accordingly, the Company may not be able to obtain additional financing. In instances of working capital deficits, the Sponsor has agreed to fund cash shortfalls up to $600,000. On June 30, 2022, the Company issued a promissory note to a member of the Sponsor for a working capital loan for which the Company may borrow up to an aggregate amount of $600,000 (See Note 5). As of December 31, 2022, $200,000 is outstanding on the working capital loan. On February 13, 2023, the Company issued the 2023 Note, an additional promissory note to the Sponsor in the amount of $1,100,000 (see Note 11). If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
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
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until July 5, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity issue and the mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be required to liquidate after July 5, 2023. The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2022 and 2021.
Marketable Securities Held in Trust Account
At December 31, 2022 and 2021, substantially all of the assets held in the Trust Account were held in money market funds and U.S. Treasury bills, respectively.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

In connection with the special meeting in lieu of an annual meeting of stockholders held by the Company on December 2, 2022, stockholders holding 28,989,609 shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $293.5 million (approximately $10.12 per share) was removed from the Trust Account to pay such holders. Following redemptions, the Company had 1,010,391 Public Shares outstanding.
Accordingly, at December 31, 2022 and 2021, 1,010,391 and 30,000,000 Class A common stock subject to possible redemption is presented at $10.28 and $10.05 redemption value as temporary equity, respectively, outside of the stockholders’ deficit section of the Company’s balance sheets.
At December 31, 2022 and 2021, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(15,600,000)
Class A common stock issuance costs	(21,504,526)
Plus:
Remeasurement of carrying value to redemption value	38,604,526

Class A common stock subject to possible redemption at December 31, 2021	301,500,000
Less:
Redemption of Class A common stock	(293,509,365)
Plus:
Remeasurement of carrying value to redemption value	2,399,146

Class A common stock subject to possible redemption at December 31, 2022	$10,389,781

Offering Costs
The Company complied with the requirements of FASB ASC Topic
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. Offering costs consisted of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses. Offering costs associated with the Public Shares were charged to stockholders’ deficit upon the completion of the Initial Public Offering. Offering costs amounted to $42,630,587, of which $42,588,262 were charged to stockholders’ deficit upon the completion of the Initial Public Offering (inclusive of the $20,615,450 for the fair value of the Founder Shares attributable to certain anchor investors (see Note 5) and $41,314 were expensed to the statements of operation. Offering costs of $1,011 allocated to the Private Placement Warrants were expensed to the statements of operations.
Income Taxes
The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2022 and 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.
ASC
740-270-25-2
requires that an annual effective tax rate be determined, and such annual effective tax rate be applied to year-to-date
income in interim periods under ASC
740-270-30-5.
The Company’s effective tax rate was 34.2% and 0% for the years ended December 31, 2022 and 2021, respectively. The effective tax rate differs from the statutory rate of 21% for the years ended December 31, 2022 and 2021, primarily due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.
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

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,455,000 Class A common stock in the aggregate. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.
The following table reflects the calculation of basic and diluted income (loss) per common stock (in dollars, except per share amounts):

	For the Year Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss), as adjusted	$875,772	$354,566	$(110,961)	$(156,677)
Denominator:
Basic and diluted weighted average shares outstanding	27,696,716	11,213,333	7,457,143	10,529,533

Basic and diluted net income (loss) per share of common stock	$0.03	$0.03	$(0.01)	$(0.01)
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the warrant liabilities (see Note 10.)
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
DECEMBER 31, 2022

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
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Derivative instruments are initially recorded at fair value on the grant date and re-valued
at each reporting date, with changes in the fair value reported in the statements of operation. Derivative assets and liabilities are classified in the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instruments is required within 12 months of the balance sheet date.
Warrant Liabilities
The Company accounts for the warrants issued in connection with the private placement in accordance with the guidance contained in ASC Topic 815 whereby under that provision the warrants that do not meet the criteria for equity treatment must be recorded as a liability. Accordingly, the Company evaluated and will classify the warrants included in the Private Placement Units (the “Private Placement Warrants”) under liability treatment at its fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured
at each balance sheet date until the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations.
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
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
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

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On January 15, 2021, in consideration for the payment of certain of the Company’s offering costs, the Company applied $25,000 of outstanding advances from the Sponsor towards the issuance of 8,625,000 shares of the Company’s Class B common stock. In September 2021, the Company effected a stock dividend of 0.3694 shares for each share of Class B common stock outstanding, resulting in the Sponsor holding 11,810,833 Founder Shares (the “Founder Shares”). The Founder Shares included an aggregate of up to 1,507,500 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the holders of the Founder Shares would collectively own, on an as-converted
basis, 25% of the Company’s issued and outstanding shares after the Initial Public Offering (including the Private Placement Shares). As a result of the underwriter’s option not to exercise its over-allotment option, a total of 1,507,500 Founder Shares were forfeited.
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
restrictions.
The sale of the membership interests to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 100,000 shares granted to the Company’s directors was $835,000 or $8.35 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

Promissory Notes – Related Party
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
On March 27, 2022, the Sponsor signed a commitment letter stating that in instances of cash shortfalls, the Sponsor agreed to provide support of up to $600,000 to enable the Company to continue its operations and meet its potential obligations. On June 30, 2022, the Company issued a promissory note to Marblegate Special Opportunities Master Fund, L.P., a member of the Sponsor (“Marblegate SOMF”). for a Working Capital Loan for which the Company may borrow up to the principal sum of $600,000. The note bears no interest and is due and payable upon the earlier of (i) the date on which the Company consummates its initial business combination or (ii) the date that the winding up of the Maker is effective. At the option of the payee (“Payee”), at any time prior to payment in full of the principal balance of the note, the Payee may elect to convert up to $600,000 of the unpaid principal balance of the note into that number of shares of Class A common stock of the Company (the “Conversion Shares”), equal to (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares shall be identical to the shares of Class A common stock included in the units issued in the Private Placement. On July 1, 2022, the Company borrowed $200,000 under the promissory note for the Working Capital Loan. As of December 31, 2022 and 2021, there were $200,000 and $0 outstanding balances under the Working Capital Loans.
On February 13, 2023, the Company issued the 2023 Note, a further promissory note in the principal amount of up to $1,100,000 to Marblegate SOMF (see Note 11).
Administrative Support Agreement
The Company entered into an agreement, commencing on September 30, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total not to exceed $10,000 per month for secretarial and administrative support. For the year ended December 31, 2022, the Company incurred $120,000 in fees for these services, which fees are included in accrued expenses in the accompanying balance sheet. For the year ended December 31, 2021, the Company incurred $30,000 in fees for these services, which fees are included in accrued expenses in the accompanying balance sheet.
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
Underwriting Agreement
The Company granted the underwriters a
45-day
option to purchase up to 4,500,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. As a result of the underwriters’ election not to exercise their over-allotment, the 4,500,000 additional Units were not purchased.
The underwriters are entitled to a deferred fee of 5.0% of the gross proceeds of the 30,000,000 Units sold in the Initial Public Offering, or $15,000,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 7. PRIVATE WARRANTS
As of December 31, 2022 and 2021, there are 455,000 outstanding Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 8. STOCKHOLDERS’ DEFICIT
Preferred Stock —
The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock —
The Company is authorized to issue up to 200,000,000 shares of Class A common stock, $0.0001 par value. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 910,000 shares of Class A common stock issued and outstanding, excluding 1,010,391 and 30,000,000 shares of Class A common stock subject to possible redemption and presented as temporary equity, as of December 31, 2022 and December 31 2021, respectively.
Class
 B Common Stock —
The Company is authorized to issue up to 20,000,000 shares of Class B common stock, $0.0001 par value. Holders of the Company’s Class B common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 10,303,333 shares of Class B common stock issued and outstanding.
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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 9. INCOME TAX
The Company’s net deferred tax assets at December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets
Net operating loss carryforward	$—	$42,160
Startup/Organization Expenses	396,253	63,590
Unrealized loss on marketable securities	—	(3,975)

Total deferred tax assets	396,253	101,775
Valuation Allowance	(396,253)	(101,775)

Deferred tax assets	$—	$—

The income tax provision for the years ended December 31, 2022 and 2021 consists of the following:

	December 31, 2022	December 31, 2021
Federal
Current	$638,962	$—
Deferred	(294,477)	(101,775)
State and Local
Current	—	—
Deferred	—	—
Change in valuation allowance	294,477	101,775

Income tax provision	$638,962	$—

As of December 31, 2022 and 2021, the Company had $0 and $200,764 of U.S. federal and state net operating loss carryovers available to offset future taxable income, respectively.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $294,477. For the year ended December 31, 2021, the change in the valuation allowance was $101,775.
A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.0%	21.00%
State taxes, net of federal tax benefit	0.0%	0.00%
Change in fair value of warrant liabilities	(2.6)%	20.35%
Transaction costs associated with the Initial Public Offering	0.00%	(3.32)%
Valuation allowance	15.8%	(38.03)%

Income tax provision	34.2%	0.00%

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2021 remain open and subject to examination.
NOTE 10. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at
December
31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2022		December 31, 2021
	Level	Amount	Level	Amount
Assets:
Marketable securities held in Trust Account	1	$10,325,848	1	$301,518,928
Liabilities:
Warrant Liability – Private Placement Warrants	3	$16,380	3	$250,250
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
The following table provides quantitative information regarding Level 3 fair value measurements:

	December 31, 2022	December 31, 2021
Stock price	$9.96	$9.77
Exercise price	$11.50	$11.50
Expected term (in years)	0.59	5.75
Volatility	32.00%	10.20%
Risk-free rate	5.60%	1.32%
Dividend yield	0.00%	0.00%
The following table presents the changes in the fair value of Level 3 warrant liabilities as of December 31, 2022 and 2021:

Warrant Liabilities
Fair value as of December 31, 2021	$250,250
Change in fair value	(233,870)

Fair value as of December 31, 2022	$16,380

Warrant Liabilities
Fair value as of December 10, 2020 (inception)	$—
Initial measurement on October 5, 2021	509,600
Change in fair value	(259,350)

Fair value as of December 31, 2021	$250,250

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the years ended December 31, 2022 and 2021.
NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
On January 21, 2023, the Company received a deficiency notice from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company’s publicly held shares are below the 1,100,000 share
minimum requirement for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(1)(B) (the “MPLS Requirement”). On March 7, 2023, we submitted a plan to regain compliance with the MPLS Requirement for continued listing. On March 24, 2023, Nasdaq notified us that it had accepted our plan and granted us an extension until July 20, 2023 to evidence compliance with the MPLS Requirement.
Also on January 21, 2023, the Company received a deficiency notice from the Staff indicating that, for the preceding 30 consecutive business days, the Company’s Market Value of Publicly Held Shares (“MVPHS”) was below the $15 million minimum requirement for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(C) (the “MVPHS Requirement”). This notification has no immediate effect on the listing or trading of the Company’s common stock on The Nasdaq Global Market and the Company’s common stock will continue to trade under the symbol “GATE”. In accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company has a period of 180 calendar days, or until July 24, 2023 (the “Compliance Period”), to regain compliance with the MVPHS Requirement. If, at any time before the end of the Compliance Period, the Company’s MVPHS closes at $15 million or more for a minimum of 10 consecutive business days, the Staff will provide the Company written confirmation of compliance with the MVPHS Requirement and this matter will be closed. The Company intends to monitor the market value of the Company’s listed securities and will consider available options to regain compliance with the MVPHS Requirement. In the event the Company does not regain compliance with the MVPHS Requirement prior to the Compliance Date, it will receive written notification that its securities are subject to delisting from The Nasdaq Global Market. At such time, the Company will have the opportunity to appeal the delisting decision in front of a Nasdaq Hearings Panel.
On February 13, 2023, the Company issued a promissory note in the principal amount of up to $1,100,000 to Marblegate SOMF (the “2023 Note”). The 2023 Note was issued in connection with advances Marblegate SOMF has made, and may make in the future, to the Company for working capital expenses. The 2023 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. At the election of the Marblegate SOMF, all or a portion of the unpaid principal amount of the 2023 Note may be converted into shares of Class A common stock of the Company (the “Conversion Shares”), equal to: (x) the portion of the principal amount of the Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its sponsor and the representative of the underwriters in a private placement in connection with the Company’s initial public offering. The Conversion Shares are entitled to the registration rights set forth in the 2023 N ote.
On February 14, 2023, the Company entered into a business combination agreement (as it may be amended or restated from time to time, the “DePalma Business Combination Agreement”), with Marblegate Asset Management, LLC, a Delaware limited liability company (“Marblegate”), Marblegate Capital Corporation, a Delaware corporation (“New MAC”), MAC Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of New MAC (“Merger Sub”), DePalma Acquisition I LLC, a Delaware limited liability company (“DePalma I”), and DePalma Acquisition II LLC, a Delaware limited liability company (“DePalma II,” and together with DePalma I, “DePalma”), pursuant to which the Company agreed to combine with DePalma in a series of transactions that will result in New MAC becoming a publicly-traded company whose shares are expected to trade on the Nasdaq Global Market. For more information on the DePalma Business Combination Agreement, see “Item 1. Business” of the Report.
O
n March 13, 2023, Mark Zoldan, the prior Chief Financial Officer of the Company, separated from the Company in order to pursue other interests, effective March 13, 2023.

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

On March 17, 2023, the Company’s board of directors appointed Jeffrey Kravetz as the Company’s Chief Financial Officer and principal accounting officer, effective as of March 13, 2023.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated September 30, 2021, by and between the Company and Cantor, as representative of the several underwriters. (2)

2.1	Business Combination Agreement, dated February 14, 2023, by and among the Company, Marblegate, New MAC, Merger Sub and the DePalma Companies. (7)^

3.1	Amended and Restated Certificate of Incorporation. (2)

3.2	Amendment to the Amended and Restated Certificate of Incorporation. (5)

3.3	By Laws. (1)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Class A Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Warrant Agreement, dated September 30, 2021, by and between the Company and Continental, as warrant agent. (2)

4.5	Description of Registered Securities. (3)

10.1	Letter Agreement, dated September 30, 2021, by and among the Company, its officers, its directors and the sponsor. (2)

10.2	Promissory Note, dated January 15, 2021, issued to the sponsor. (1)

10.3	Investment Management Trust Agreement, dated September 30, 2021, by and between the Company and Continental, as trustee. (2)

10.4	Registration Rights Agreement, dated September 30, 2021, by and among the Company, the sponsor and certain other security holders. (2)

10.5	Administrative Support Agreement, dated September 30, 2021, by and between the Company and the sponsor. (2)

10.7	Unit Subscription Agreement, dated September 30, 2021, by and between the Company and the sponsor. (2)

10.8	Unit Subscription Agreement, dated September 30, 2021, by and between the Company and Cantor. (2)

10.9	Form of Indemnity Agreement. (1)

10.10	Form of Investment Agreement by and among the Company, the sponsor and the anchor investors (9.9%). (1)

10.11	Form of Investment Agreement by and among the Company, the sponsor and the anchor investors (4.9%). (1)

10.12	Form of Investment Agreement by and among the Company, the sponsor and the anchor investors (2.5%). (1)

10.13	Promissory Note dated June 30, 2022. (4)

10.14	Promissory Note, dated February 13, 2023. (6)

10.15	Form of Sponsor Support Agreement, by and among the Company, New MAC, the DePalma Companies, and certain stockholders of the Company. (7)

10.16	Letter Agreement, dated December 2, 2022, by and between the Company and Patrick J. Bartels, Jr.*

14	Code of Ethics. (1)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Audit Committee Charter. (1)

99.2	Compensation Committee Charter. (1)

Exhibit No.	Description

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
^

Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, as amended, for any schedule or exhibit so furnished.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-259422), filed with the SEC on September 9, 2021.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 5, 2021.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on April 1, 2022.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 7, 2022.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 7, 2022.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2023.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 21, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2023	Marblegate Acquisition Corp.

	By:	/s/ Andrew Milgram
	Name:	Andrew Milgram
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Andrew Milgram	Chief Executive Officer and Executive Director	March 31, 2023
Andrew Milgram	(Principal Executive Officer)

/s/ Jeffrey Kravetz	Chief Financial Officer	March 31, 2023
Jeffrey Kravetz	(Principal Financial and Accounting Officer)

/s/ Paul Arrouet	President and Executive Director	March 31, 2023
Paul Arrouet

/s/ Harvey Golub	Chairman of the Board	March 31, 2023
Harvey Golub

/s/ Patrick J. Bartels, Jr.	Director	March 31, 2023
Patrick J. Bartels, Jr.

/s/ Richard Goldman	Director	March 31, 2023
Richard Goldman

/s/ Alan Mintz	Director	March 31, 2023
Alan Mintz

/s/ Wallace Mathai-Davis	Director	March 31, 2023
Wallace Mathai-Davis