Form 10-Q
period 2023-03-31
Marblegate Acquisition Corp.
filed 2023-05-15
CIK 1838513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or

☐	TRANSITION R EP ORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
Number:001-40862

MARBLEGATE ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-4249135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
411 Theodore Fremd Avenue
Suite 206S
Rye, New York 10580
(Address of principal executive offices)
(914)415-4081
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
of the Exchange Act).    Yes  ☒    No  ☐
As of May
15
, 2023, there were 1,920,391 shares of Class A common stock, $0.0001 par value (“Class A common stock”) and 10,303,333 shares of Class B common stock, $0.0001 par value (“Class B common stock”), issued and outstanding.

MARBLEGATE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MARBLEGATE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$43,706	$568,355
Prepaid expenses	296,396	325,696

Total Current Assets	340,102	894,051
Marketable securities held in Trust Account	10,426,464	10,325,848

TOTAL ASSETS	$10,766,566	$11,219,899

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$246,741	$567,819
Income taxes payable	664,644	638,962

Total Current Liabilities	911,385	1,206,781
Deferred legal fees	1,898,692	192,196
Working capital loan – related party	775,000	200,000
Warrant liability	59,150	16,380
Deferred underwriting fee payable	15,000,000	15,000,000

Total Liabilities	18,644,227	16,615,357

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 200,000,000 shares authorized; 1,010,391 shares at $10.34 and $10.28 per share redemption value as of March 31, 2023 and December 31, 2022, respectively	10,451,397	10,389,781
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 910,000 shares issued and outstanding (excluding 1,010,391 shares subject to possible redemption) as of March 31, 2023 and December 31, 2022, respectively	91	91
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,303,333 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1,030	1,030
Additional paid-in capital	—	—
Accumulated deficit	(18,330,179)	(15,786,360)

Total Stockholders’ Deficit	(18,329,058)	(15,785,239)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,766,566	$11,219,899

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Formation and operational costs	$2,514,367	$251,418

Loss from operations	(2,514,367)	(251,418)
Other income (expense):
Change in fair value of warrant liability	(42,770)	54,600
Unrealized loss on marketable securities held in Trust Account	—	(3,116)
Interest earned on marketable securities held in Trust Account	100,616	54,384

Total other income, net	57,846	105,868

Loss before provision for income taxes	(2,456,521)	(145,550)
Provision for income taxes	(25,682)	—

Net loss	$(2,482,203)	$(145,550)

Weighted average shares outstanding of Class A common stock	1,010,391	30,000,000

Basic and diluted net loss per share, Class A common stock	$(0.20)	$(0.00)

Weighted average shares outstanding of Class B common stock and non-redeemable Class A common stock	11,213,333	11,213,333

Basic and diluted net loss per share, Class B common stock and non-redeemable Class A common stock	$(0.20)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Deficit
Balance – January 1, 2023	910,000	$91	10,303,333	$1,030	$—	$(15,786,360)	$(15,785,239)
Remeasurement for Class A common stock to redemption amount	—	—	—	—	—	(61,616)	(61,616)
Net loss	—	—	—	—	—	(2,482,203)	(2,482,203)

Balance – March 31, 2023	910,000	$91	10,303,333	$1,030	$—	$(18,330,179)	$(18,329,058)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Deficit
Balance – January 1, 2022	910,000	$91	10,303,333	$1,030	$—	$(14,617,552)	$(14,616,431)
Net loss	—	—	—	—	—	(145,550)	(145,550)

Balance – March 31, 2022	910,000	$91	10,303,333	$1,030	$—	$(14,763,102)	$(14,761,981)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(2,482,203)	$(145,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(100,616)	(54,384)
Unrealized loss on marketable securities held in Trust Account	—	3,116
Change in fair value of warrant liabilities	42,770	(54,600)
Changes in operating assets and liabilities:
Prepaid expenses	29,300	(35,531)
Other assets	—	79,300
Accounts payable and accrued expenses	(321,078)	(1,757)
Deferred legal fee	1,706,496	—
Income taxes payable	25,682	—

Net cash used in operating activities	(1,099,649)	(209,406)

Cash Flows from Financing Activities:
Proceeds from convertible promissory note—related party	575,000	—

Net cash provided by financing activities	575,000	—

Net Change in Cash	(524,649)	(209,406)
Cash – Beginning of period	568,355	380,160

Cash – End of period	$43,706	$170,754

Non-Cash investing and financing activities:
Remeasurement for Class A common stock to redemption amount	$61,616	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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
As of March 31, 2023, the Company had not yet commenced any operations. All activity through March 31, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target Company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the marketable securities held in the Trust Account (as defined below).
The registration statement for the Company’s Initial Public Offering (the “IPO Registration Statement”) was declared effective on September 30, 2021. On October 5, 2021, the Company consummated the Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), generating gross proceeds of $300,000,000, which is described in Note 3.
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
Following the closing of the Initial Public Offering on October 5, 2021, an amount of $301,500,000 ($10.05 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), located in the United States and held in cash items or invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule2
a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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
The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.05 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (as amended, the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.
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
The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period (as defined below) and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial
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

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)

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

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)

Going Concern
As of March 31, 2023, the Company had $43,706 in its operating bank account, $10,426,464 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and an adjusted working capital of $114,661 which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of March 31, 2023, $272,034 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
During the three months ended March 31, 2023, the Company did not withdraw any interest income from the Trust Account to pay franchise and income taxes.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for structuring, negotiating and consummating the Business Combination and/or any other related activities.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)

The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs (“Working Capital Loans”). Accordingly, the Company may not be able to obtain additional financing. In instances of working capital deficits, the Sponsor has agreed to fund cash shortfalls up to $600,000. On June 30, 2022, the Company issued a promissory note to a member of the Sponsor for a working capital loan for which the Company may borrow up to an aggregate amount of $600,000 (see Note 5). On February 13, 2023, the Company issued the 2023 Note (as defined in Note 5), an additional promissory note to the Sponsor in the amount of $1,100,000. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. As of March 31, 2023 and December 31, 2022, $775,000 and $200,000 are outstanding on the working capital loans, respectively.
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
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until July 5, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity issue and the mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be required to liquidate after July 5, 2023. The Company intends to continue to seek to complete a Business Combination, such as the DePalma Business Combination, before the mandatory liquidation date.
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
for the year ended December 31, 2022, as filed with the SEC on April 3, 2023 (the “2022 Annual Report”). The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.
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
MARCH 31, 2023
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2023 and December 31, 2022.
Marketable Securities Held in Trust Account
At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds and U.S. Treasury bills, respectively.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.
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
Accordingly, at March 31, 2023 and December 31, 2022, 1,010,391 Class A common stock subject to possible redemption is presented at $10.34 and $10.28 redemption value as temporary equity, respectively, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)

At March 31, 2023 and December 31, 2022, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(15,600,000)
Class A common stock issuance costs	(21,504,526)
Redemption of Class A common stock	(293,509,365)
Plus:
Remeasurement of carrying value to redemption value	41,003,672

Class A common stock subject to possible redemption at December 31, 2022	10,389,781
Plus:
Remeasurement of carrying value to redemption value	61,616

Class A common stock subject to possible redemption at March 31, 2023	$10,451,397

Offering Costs
The Company complied with the requirements of FASB ASC
Topic340-10-S99-1and
SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consisted of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses. Offering costs associated with the Public Shares were charged to stockholders’ deficit upon the completion of the Initial Public Offering. Offering costs amounted to $42,630,587, of which $42,588,262 were charged to stockholders’ deficit upon the completion of the Initial Public Offering (inclusive of the $20,615,450 for the fair value of the Founder Shares attributable to certain anchor investors (see Note 5) and $41,314 were expensed to the statements of operation. Offering costs of $1,011 allocated to the Private Placement Warrants were expensed to the statements of operations.
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.
ASC
740-270-25-2
requires that an annual effective tax rate be determined, and such annual effective tax rate applied to year-to-date
income in interim periods under ASC
740-270-30-5.
The Company’s effective tax rate was 1.05% and 0% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory rate of 21% for the three months ended March 31, 2023 and 2022, primarily due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Loss per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding for the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,455,000 Class A common stock in the aggregate. As of March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)

The following table reflects the calculation of basic and diluted net loss per share of common stock (in dollars, except per share amounts):

	Three Months Ended March 31,
	2023		2022
	Class A	Class B and non-redeemable Class A	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss, as adjusted	$(205,174)	$(2,277,029)	$(105,949)	$(39,601)
Denominator:
Basic and diluted weighted average shares outstanding	1,010,391	11,213,333	30,000,000	11,213,333

Basic and diluted net loss per share of common stock	$(0.20)	$(0.20)	$(0.00)	$(0.00)
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
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” Derivative instruments are initially recorded at fair value on the grant date and re-valued
at each reporting date, with changes in the fair value reported in the statements of operation. Derivative assets and liabilities are classified in the balance sheets as current or non-current
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
MARCH 31, 2023
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
MARCH 31, 2023
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
restrictions.
The sale of the membership interests to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 100,000 shares granted to the Company’s directors was $835,000 or $8.35 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.
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
On March 27, 2022, the Sponsor signed a commitment letter stating that in instances of cash shortfalls, the Sponsor agreed to provide support of up to $600,000 to enable the Company to continue its operations and meet its potential obligations. On June 30, 2022, the Company issued a promissory note to Marblegate Special Opportunities Master Fund, L.P., a member of the Sponsor (“Marblegate SOMF”), for a Working Capital Loan for which the Company may borrow up to the principal sum of $600,000 (the “2022 Note”). The 2022 Note bears no interest and is due and payable upon the earlier of (i) the date on which the Company consummates its initial business combination or (ii) the date that the winding up of the Maker is effective. At the option of the payee (“Payee”), at any time prior to payment in full of the principal balance of the note, the Payee may elect to convert up to $600,000 of the unpaid principal balance of the note into that number of shares of Class A common stock of the Company (the “Conversion Shares”), equal to (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares shall be identical to the shares of Class A common stock included in the units issued in the Private Placement. On July 1, 2022, the Company borrowed $200,000 under the promissory note for the Working Capital Loan. As of March 31, 2023 and December 31, 2022, there were $600,000 and $200,000 outstanding balances under the 2022 Note.
On February 13, 2023, the Company issued a promissory note in the principal amount of up to $1,100,000 to Marblegate SOMF (the “2023 Note”). The 2023 Note was issued in connection with advances Marblegate SOMF has made, and may make in the future, to the Company for working capital expenses. The 2023 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. At the election of the Marblegate SOMF, all or a portion of the unpaid principal amount of the 2023 Note may be converted into shares of Class A common stock of the Company (the “Conversion Shares”), equal to: (x) the portion of the principal amount of the Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its sponsor and the representative of the underwriters in a private placement in connection with the Company’s initial public offering. The Conversion Shares are entitled to the registration rights set forth in the 2023 Note. As of March 31, 2023 and December 31, 2022, there were $175,000 and $0 outstanding balances under the 2023 Note.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)

Administrative Support Agreement
The Company entered into an agreement, commencing on September 30, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total not to exceed $10,000 per month for administrative and support services. For the three months ended March 31, 2023, the Company incurred $30,000 in fees for these services, which fees are included in accrued expenses in the accompanying condensed balance sheets. For the three months ended March 31, 2022, the Company incurred $30,000 in fees for these services, which fees are included in accrued expenses in the accompanying condensed balance sheets.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration Rights
Pursuant to a registration rights agreement entered into on September 30, 2021, the holders of the Founder Shares, the Private Placement Units (and the securities contained therein), and the units that may be issued upon conversion of Working Capital Loans (and the securities contained therein) are entitled to registration rights. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding anything to the contrary, Cantor may only make a demand on one occasion and only during the
5-year
period beginning on the effective date of the IPO Registration Statement. In addition, Cantor may participate in a “piggy-back” registration only during the
7-year
period beginning on the effective date of the IPO Registration Statement. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
Business Combination Agreement
On February 14, 2023, the Company entered into a business combination agreement (as it may be amended or restated from time to time, the “DePalma Business Combination Agreement”), with Marblegate Asset Management, LLC, a Delaware limited liability company (“Marblegate”), Marblegate Capital Corporation, a Delaware corporation (“New MAC”), MAC Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of New MAC (“Merger Sub”), DePalma Acquisition I LLC, a Delaware limited liability company (“DePalma I”), and DePalma Acquisition II LLC, a Delaware limited liability company (“DePalma II,” and together with DePalma I, “DePalma”), pursuant to which the Company agreed to combine with DePalma in a series of transactions that will result in New MAC becoming a publicly-traded company whose shares are expected to trade on the Nasdaq Global Market (the “DePalma Business Combination”).
NOTE 7. PRIVATE WARRANTS
As of March 31, 2023 and December 31, 2022, there are 455,000 outstanding Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)

NOTE 8. STOCKHOLDERS’ DEFICIT
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue up to 200,000,000 shares of Class A common stock, $0.0001 par value. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 910,000 shares of Class A common stock issued and outstanding, excluding 1,010,391 shares of Class A common stock subject to possible redemption and presented as temporary equity.
Class
 B Common Stock
—The Company is authorized to issue up to 20,000,000 shares of Class B common stock, $0.0001 par value. Holders of the Company’s Class B common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 10,303,333 shares of Class B common stock issued and outstanding.
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
MARCH 31, 2023
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
MARCH 31, 2023
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
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2023		December 31, 2022
	Level	Amount	Level	Amount
Assets:
Marketable securities held in Trust Account	1	$10,426,464	1	$10,325,848
Liabilities:
Warrant Liability – Private Placement Warrants	3	$59,150	3	$16,380
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
The following table provides quantitative information regarding Level 3 fair value measurements:

	March 31, 2023	December 31, 2022
Stock price	$10.38	$9.96
Exercise price	$11.50	$11.50
Expected term (in years)	5.25	0.59
Volatility	4.0%	32.00%
Risk-free rate	3.97%	5.60%
Dividend yield	0.0%	0.00%
The following table presents the changes in the fair value of Level 3 warrant liabilities:

Warrant Liabilities
Fair value as of December 31, 2022	$16,380
Change in fair value	42,770

Fair value as of March 31, 2023	$59,150

Warrant Liabilities
Fair value as of December 31, 2021	$250,250
Change in fair value	(54,600)

Fair value as of March 31, 2022	$195,650

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the period ended March 31, 2023.
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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report Form10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of a Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of a Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (“Initial Public Offering”) and our Annual Report on Form10-K for the year ended December 31, 2022 (the “2022 Annual Report”), as filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 3, 2023 . The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Extension of Combination Period

We originally had up to 15 months from the closing of our initial public offering, or until January 5, 2023, to consummate an initial business combination. However, at the special meeting in lieu of the 2022 annual meeting of stockholders held on December 2, 2022 (“Extension Special Meeting”), our stockholders approved the amendment to the certificate of incorporation to extend the end of the Combination Period from January 5, 2023 to July 5, 2023 (or such earlier date as determined by our board of directors). In connection with the Extension Special Meeting, stockholders holding 28,989,609 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. As a result, approximately $293.5 million (approximately $10.12 per public share) was removed from the trust account and paid to such holders and approximately $10.3 million remained in the trust account. Following the redemptions, as of March 31, 2023, we had 1,010,391 public shares outstanding.

Recent Developments

DePalma Business Combination

On February 14, 2023, we entered into a business combination agreement (as it may be amended or restated from time to time, the “DePalma Business Combination Agreement”), with Marblegate Asset Management, LLC, a Delaware limited liability company (“Marblegate”), Marblegate Capital Corporation, a Delaware corporation (“New MAC”), MAC Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of New MAC (“Merger Sub”), DePalma Acquisition I LLC, a Delaware limited liability company (“DePalma I”), and DePalma Acquisition II LLC, a Delaware limited liability company (“DePalma II,” and together with DePalma I, “DePalma”), pursuant to which, among other things, the parties agreed to the DePalma Business Combination under which we agreed to combine with DePalma in a series of transactions that will result in New MAC becoming a publicly-traded company whose shares are expected to trade on the Nasdaq Global Market.

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

(ii)

Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of New MAC, in accordance with the terms and subject to the conditions of the DePalma Business Combination Agreement; and

(iii)

upon the effectiveness of the DePalma Merger (the “Effective Time”), (x) each share of Class A common stock issued and outstanding immediately prior to the Effective Time shall be cancelled and converted into the right to receive the per share consideration allocable to each share of our common stock (the “Company Per Share Consideration”); (y) each share of Class B common stock issued and outstanding immediately prior to the Effective Time shall be cancelled and converted into the right to receive the Company Per Share Consideration, and (z) each warrant of the Company outstanding immediately prior to the Effective Time shall be cancelled and converted into the right to receive one warrant of New MAC, with New MAC assuming our obligations under the existing warrant agreement.

The Business Combination is expected to close during the second half of 2023, following the receipt of the requisite stockholder approvals and the fulfilment of other customary closing conditions. For a full description of the DePalma Business Combination Agreement and the proposed DePalma Business Combination, please see “Item 1. Business.”

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 10, 2020 (inception) through March 31, 2023 were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on the funds held in the trust account, with Continental acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for and completing a business combination.

For the three months ended March 31, 2023, we had a net loss of $2,482,203, which consists of change in fair value of warrant liabilities of $42,770, operating and formation costs of $2,514,367 and provision for income taxes of $25,682, offset by interest income on marketable securities held in the trust account of $100,616.

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

For the three months ended March 31, 2023, cash used in operating activities was $1,099,649. Net loss of $2,474,221 was affected by interest earned on marketable securities held in the trust account of $100,616, and change in fair value of warrant liabilities of $42,770. Changes in operating assets and liabilities provided $1,432,418 of cash from operating activities.

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

As of March 31, 2023, we had marketable securities held in the Trust Account of $10,426,464 (including approximately $272,034 of interest income, net of unrealized losses) consisting of investments in money market funds. Interest income on the balance in the trust account may be used by us to pay taxes. During the three months ended March 31, 2023, we did not withdraw any interest income from the trust account to pay franchise and income taxes.

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

As of March 31, 2023, we had cash of $43,706 outside of the trust account. We have used and intend to continue to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination, such as the DePalma Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the sponsor, members of the sponsor, or certain of our officers, directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a business combination, we would repay any Working Capital Loans. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay any Working Capital Loans but no proceeds from our trust account would be used for such repayment. On June 30, 2022, we issued the 2022 Promissory Note to Marblegate SOMF, a member of our sponsor, for a Working Capital Loan for which we may borrow up to the principal sum of $600,000. The 2022 Promissory Note bears no interest and is due and payable upon the earlier of (i) the date on which we consummate our initial business combination or (ii) the date that the winding up of the Company is effective. At the option of the lender, at any time prior to payment in full of the principal balance of the 2022 Promissory Note, the lender may elect to convert up to $600,000 of the unpaid principal balance of the note into Conversion Shares, equal to (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued in the private placement. On July 1, 2022, February 2, 2023 and February 8, 2023, we borrowed $200,000, $200,000 and $200,000 under the 2022 Promissory Note, respectively. On February 13, 2023, the Company issued the 2023 Promissory Note (as defined in Note 5), an additional promissory note to Marblegate SOMF in the amount of $1,100,000. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, including the DePalma Business Combination, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. On February 13, 2023 and March 1, 2023, we borrowed $125,000 and $50,000 under the 2023 Promissory Note, respectively. As of March 31, 2023 and December 31, 2022, $775,000 and $200,000 are outstanding on the working capital loans, respectively.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023 or December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net Loss Per Common Share

Net loss per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating losses per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Our management evaluated, with the participation of our current principal executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described below and in our final prospectus for the Initial Public Offering, in our 2022 Annual Report, and in our Quarterly Report on Form 10-Q for the period ended September 30, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Report, except as set forth below, there have been no material changes to the risk factors disclosed in final prospectus for the Initial Public Offering and our Annual Report on Form10-K for the period ended December 31, 2022, as filed with the SEC on April 3, 2023, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have received a written notice (the “Notice”) from the Listing Qualifications Department of Nasdaq indicating that our minimum Market Value of Listed Securities (“MVLS”) was below the $50 million minimum requirement for continued listing on The Nasdaq Global Market. If we cannot regain compliance, our securities will be subject to delisting and the liquidity and the trading price of our securities could be adversely affected.

On March 31, 2023, we received a deficiency notice from the Listing Qualifications Department of Nasdaq indicating that we are no longer in compliance with the minimum MVLS of $50 million for continued listing on The Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”). This notification had no immediate effect on the listing or trading of our common stock on The Nasdaq Global Market and our common stock will continue to trade under the symbol “GATE.” In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have a period of 180 calendar days, or until September 27, 2023 (the “Compliance Period”), to regain compliance with the MVLS Requirement. If, at any time before the end of the Compliance Period, our listed securities close at an MVLS of $50 million or more for a minimum of 10 consecutive business days, Nasdaq will provide us written confirmation of compliance with the MVLS Requirement and this matter will be closed. We intend to monitor our MVLS and may, if appropriate, consider implementing available options to regain compliance with the MVLS Requirement, including in connection with consummation of the DePalma Business Combination. In the event we do not regain compliance with the MVPHS Requirement prior to the expiration of the Compliance Period, we will receive written notification that our securities are subject to delisting from The Nasdaq Global Market. At such time, we will have the opportunity to appeal the delisting decision in front of a Nasdaq Hearings Panel. If we timely appeal, our securities would remain listed pending such panel’s decision. There can be no assurance that, if we do appeal, such appeal would be successful. If we do not regain compliance, our securities will be subject to delisting and the liquidity and the trading price of our securities could be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form10-Q.

No.	Description of Exhibit

2.1	Business Combination Agreement, dated February 14, 2023, by and among the Company, Marblegate, New MAC, Merger Sub and the DePalma Companies. (1)^

10.1	Form of Sponsor Support Agreement, by and among the Company, New MAC, the DePalma Companies, and certain stockholders of the Company. (1)

10.2	Promissory Note, dated February 13, 2023. (2)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XRBL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
^

Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, as amended, for any schedule or exhibit so furnished.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 21, 2023.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARBLEGATE ACQUISITION CORP.

Date: May 15, 2023	By:	/s/ Andrew Milgram
	Name:	Andrew Milgram
	Title:	Chief Executive Officer and Executive Director
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Jeffrey Kravetz
	Name:	Jeffrey Kravetz
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)