Form 10-Q
period 2023-06-30
Marblegate Acquisition Corp.
filed 2023-08-14
CIK 1838513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For
the quarterly period ended June 30, 2023
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

12b-2

of
the Exchange Act).    Yes  ☒    No  ☐
As of August 11, 2023
, there were 5,676,064 shares of Class A common stock, $0.0001 par value (“Class A common stock”) and 6,303,333 shares of Class B common stock, $0.0001 par value (“Class B common stock”), issued and outstanding.

MARBLEGATE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MARBLEGATE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$10,518	$568,355
Prepaid expenses	281,746	325,696

Total Current Assets	292,264	894,051
Marketable securities held in Trust Account	10,453,981	10,325,848

TOTAL ASSETS	$10,746,245	$11,219,899

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$421,079	$567,819
Income taxes payable	31,918	638,962
Excise taxes payable	25,151	—
Redemptions payable	2,515,240	—

Total Current Liabilities	2,993,388	1,206,781
Deferred legal fees	2,594,023	192,196
Working capital loan – related party	1,585,000	200,000
Warrant liability	22,750	16,380
Deferred underwriting fee payable	15,000,000	15,000,000

Total Liabilities	22,195,161	16,615,357

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 200,000,000 shares authorized; 766,064 and 1,010,391 shares at $10.37 and $10.28 per share redemption value as of June 30, 2023 , and December 31, 2022, respectively	7,944,359	10,389,781
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 4,910,000 shares issued and outstanding (excluding 766,064 and 1,010,391 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022, respectively	491	91
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,303,333 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	630	1,030
Additional paid-in capital	—	—
Accumulated deficit	(19,394,396)	(15,786,360)

Total Stockholders’ Deficit	(19,393,275)	(15,785,239)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,746,245	$11,219,899

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Formation and operational costs	$1,181,011	$226,447	$3,695,378	$477,865

Loss from operations	(1,181,011)	(226,447)	(3,695,378)	(477,865)
Other income (expense):
Change in fair value of warrant liability	36,400	118,300	(6,370)	172,900
Unrealized loss on marketable securities held in Trust Account	—	(518,130)	—	(521,246)
Interest earned on marketable securities held in Trust Account	127,909	769,948	228,525	824,332

Total other income, net	164,309	370,118	222,155	475,986
(Loss) Income before provision for income taxes	(1,016,702)	143,671	(3,473,223)	(1,879)
Provision for income taxes	(14,160)	—	(39,842)	—

Net (loss) income	$(1,030,862)	$143,671	$(3,513,065)	$(1,879)

Weighted average shares outstanding, Class A common stock	1,002,336	30,000,000	1,006,341	30,000,000

Basic and diluted net (loss) income per share, Class A common stock	$(0.08)	$0.00	$(0.29)	$(0.00)

Weighted average shares outstanding, Class B common stock and non-redeemable Class A common stock	11,213,333	11,213,333	11,213,333	11,213,333

Basic and diluted net (loss) income per share, Class B common stock and non-redeemable Class A common stock	$(0.08)	$0.00	$(0.29)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Deficit
Balance – January 1, 2023	910,000	$91	10,303,333	$1,030	$—	$(15,786,360)	$(15,785,239)
Remeasurement for Class A common stock to redemption amount	—	—	—	—	—	(61,616)	(61,616)
Net loss	—	—	—	—	—	(2,482,203)	(2,482,203)

Balance – March 31, 2023	910,000	91	10,303,333	1,030	—	(18,330,179)	(18,329,058)
Conversion of Class B common stock to Class A common stock	4,000,000	400	(4,000,000)	(400)	—	—	—
Recognition of excise tax liability on stock redemptions	—	—	—	—	—	(25,153)	(25,153)
Remeasurement for Class A common stock to redemption amount	—	—	—	—	—	(8,202)	(8,202)
Net loss	—	—	—	—	—	(1,030,862)	(1,030,862)

Balance – June 30, 2023	4,910,000	$491	6,303,333	$630	$—	$(19,394,396)	$(19,393,275)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Deficit
Balance – January 1, 2022	910,000	$91	10,303,333	$1,030	$—	$(14,617,552)	$(14,616,431)
Net loss	—	—	—	—	—	(145,550)	(145,550)

Balance – March 31, 2022	910,000	91	10,303,333	1,030	—	(14,763,102)	(14,761,981)
Remeasurement for Class A common stock to redemption amount	—	—	—	—	—	(16,277)	(16,277)
Net income	—	—	—	—	—	143,671	143,671

Balance – June 30, 2022	910,000	$91	10,303,333	$1,030	$—	$(14,635,708)	$(14,634,587)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(3,513,065)	$(1,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(228,525)	(824,332)
Unrealized loss on marketable securities held in Trust Account	—	521,246
Change in fair value of warrant liabilities	6,370	(172,900)
Changes in operating assets and liabilities:
Prepaid expenses	43,950	(10,835)
Other assets	—	158,600
Accounts payable and accrued expenses	(146,741)	16,309
Deferred legal fee	2,401,827	—
Income taxes payable	(607,044)	—

Net cash used in operating activities	(2,043,228)	(313,791)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	100,391	—

Net cash provided by investing activities	100,391	—

Cash Flows from Financing Activities:
Proceeds from convertible promissory note - related party	1,385,000	—

Net cash provided by financing activities	1,385,000	—

Net Change in Cash	(557,837)	(313,791)
Cash – Beginning of period	568,355	380,160

Cash – End of period	$10,518	$66,369

Non-Cash investing and financing activities:
Cash paid for income taxes	$646,886	$—
Remeasurement for Class A common stock to redemption amount	$69,818	$16,277

Share redemption payable	$2,515,240	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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
As of June 30, 2023, the Company had not yet commenced any operations. All activity through June 30, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target Company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the marketable securities held in the Trust Account (as defined below).
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
Following the closing of the Initial Public Offering on October 5, 2021, an amount of $301,500,000 ($10.05 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), located in the United States and held in cash items or invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of
Rule2a-7

of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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
On June 2
7
, 2023, the Company filed a second amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Second Extension Amendment”). The Second Extension Amendment extends the date by which the Company must consummate its initial business combination for an additional six (6) months, from July 5, 2023 to January 5, 2024, or such earlier date as determined by the Company’s board of directors.
On June 28 2023
,
in connection with the S
econd Extension Amendmen
t, the Sponsor converted
4,000,000 shares of Class B
c
ommon
s
tock into 4,000,000
shares of C
lass A common stock (the “Founder Conversion”), which represente
d
40
% of the outstanding shares of the Company’s Class A common stock as of the date of the conversion.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)

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
Inflation Reduction Act of 2022
On August
16
,
2022
, the Inflation Reduction Act of
2022
(the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal
1
% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January
1
,
2023
. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally
1
% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The Company will not use, now or in the future, any funds in the Trust Account, including any interest thereon, to pay for any excise tax imposed under the Inflation Reduction Act of 2022. The foregoing could cause a reduction in the cash available on hand to co
m
plete a Business Combination and in the Company’s ability to complete a Business Combination.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)

Going Concern
As of June 30, 2023, the Company had $10,518 in its operating bank account, $10,453,981 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and an adjusted working capital deficit of $
2,669,006 which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of June 30, 2023, $228,525 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
During the six months ended June 30, 2023, the Company withdrew of $100,391 of interest income from the Trust Account to pay franchise and income taxes.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for structuring, negotiating and consummating the Business Combination and/or any other related activities.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)

The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs (“Working Capital Loans”). Accordingly, the Company may not be able to obtain additional financing. In instances of working capital deficits, the Sponsor has agreed to fund cash shortfalls up to $600,000. On June 30, 2022, the Company issued a promissory note to a member of the Sponsor for a working capital loan for which the Company may borrow up to an aggregate amount of $600,000 (see Note 5). On February 13, 2023, the Company issued the 2023 Note (as defined in Note 5), an additional promissory note to the Sponsor in the amount of $1,100,000. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. As of June 30, 2023 and December 31, 2022, $1,585,000 and $200,000 are outstanding on the working capital loans, respectively.
The Company
h
a
s incurred

significant costs in pursuit of its acquisition plans. The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update
(“ASU”)2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 5, 2024 (or such earlier date as determined by the Company’s board of directors), to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity issue and the mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be required to liquidate after January 5, 2024 (or such earlier date as determined by the Company’s board of directors). The Company intends to continue to seek to complete a Business Combination, such as the DePalma Business Combination, before the mandatory liquidation date.
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
for the year ended December 31, 2022, as filed with the SEC on April 3, 2023 (the “2022 Annual Report”). The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.
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
JUNE 30, 2023
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2023 and December 31, 2022.
Marketable Securities Held in Trust Account
At June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds and U.S. Treasury bills, respectively.
All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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
In connection with the special meeting of stockholders held by the Company on December 2, 2022, stockholders holding 28,989,609 shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $293.5 million (approximately $10.12 per share) was removed from the Trust Account to pay such holders.
In connection with the special meeting

of stockholders held by the Company on June 27, 2023. Stockholders holding 244,327 shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, approximately $2.5 million (approximately $10.29 per share) was removed from the Trust Account to pay such holders. Following these redemptions, the Company had 766,064 Public Shares outstanding.
Accordingly, at June 30, 2023 and December 31, 2022, 766,064 and 1,010,391 Class A common stock subject to possible redemption is presented at $10.37 and $10.28 redemption value as temporary equity, respectively, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)

At June 30, 2023 and December 31, 2022, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(15,600,000)
Class A common stock issuance costs	(21,504,526)
Redemption of Class A common stock	(293,509,365)
Plus:
Remeasurement of carrying value to redemption value	41,003,672

Class A common stock subject to possible redemption at December 31, 2022	10,389,781
Plus:
Remeasurement of carrying value to redemption value	61,616

Class A common stock subject to possible redemption at March 31, 2023	10,451,397
Less:
Redemption of Class A common stock	(2,515,240)
Plus:
Remeasurement of carrying value to redemption value	8,202

Class A common stock subject to possible redemption at June 30, 2023	$7,944,359

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
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.
ASC
740-270-25-2
requires that an annual effective tax rate be determined, and such annual effective tax rate applied to year-to-date
income in interim periods under ASC
740-270-30-5.
The Company’s effective tax rate wa
s
(
1.39
%
)
 and 0.00% for the three months ended June 30, 2023 and 2022, respectively, and (1.15%) and 0.00
% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory rate of
21% for the three and six months ended June 30, 2023 and 2022, primarily due to

permanent differences related to
changes in fair value in warrant liability
, business acquisition expenses
and the valuation allowance on the deferred tax assets.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net (Loss) Income per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net (loss) income per common stock is computed by dividing net (loss) income by the weighted average number of common stock outstanding for the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)

The calculation of diluted (loss) income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,455,000 Class A common stock in the aggregate. As of June 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net (loss) income common stock is the same as basic net (loss) income per common stock for the periods presented.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)

The following table reflects the calculation of basic and diluted net (loss) income per share of common stock (in dollars, except per share amounts):

	For the Three Months Ended June 30,
	2023		2022
	Class A	Class B and non-redeemable Class A	Class A	Class B
Basic and diluted net (loss) income per share of common stock
Numerator:
Allocation of net (loss) income, as adjusted	$(84,586)	$(946,276)	$104,581	$39,090
Denominator:
Basic and diluted weighted average shares outstanding	1,002,336	11,213,333	30,000,000	11,213,333

Basic and diluted net (loss) income per share of common stock	$(0.08)	$(0.08)	$0.00	$0.00

	For the Six Months Ended June 30,
	2023		2022
	Class A	Class B and non-redeemable Class A	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss, as adjusted	$(289,316)	$(3,223,749)	$(1,368)	$(511)
Denominator:
Basic and diluted weighted average shares outstanding	1,006,341	11,213,333	30,000,000	11,213,333

Basic and diluted net loss per share of common stock	$(0.29)	$(0.29)	$(0.00)	$(0.00)
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
JUNE 30, 2023
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

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)

The holders of the Founder Shares have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of our initial Business Combination or (B) subsequent to our initial Business Combination, (x) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any

30-tradingday period commencing at least 150 days after our initial Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.
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
restrictions.
The sale of the membership interests to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 100,000 shares granted to the Company’s directors was $835,000 or $8.35 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.
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
On March 27, 2022, the Sponsor signed a commitment letter stating that in instances of cash shortfalls, the Sponsor agreed to provide support of up to $600,000 to enable the Company to continue its operations and meet its potential obligations. On June 30, 2022, the Company issued a promissory note to Marblegate Special Opportunities Master Fund, L.P., a member of the Sponsor (“Marblegate SOMF”), for a Working Capital Loan for which the Company may borrow up to the principal sum of $600,000 (the “2022 Note”). The 2022 Note bears no interest and is due and payable upon the earlier of (i) the date on which the Company consummates its initial business combination or (ii) the date that the winding up of the Maker is effective. At the option of the payee (“Payee”), at any time prior to payment in full of the principal balance of the note, the Payee may elect to convert up to $600,000 of the unpaid principal balance of the note into that number of shares of Class A common stock of the Company (the “Conversion Shares”), equal to (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares shall be identical to the shares of Class A common stock included in the units issued in the Private Placement. On July 1, 2022, the Company borrowed $200,000 under the promissory note for the Working Capital Loan. As of June 30, 2023 and December 31, 2022, there were $600,000 and $200,000 outstanding balances under the 2022 Note.
On February 13, 2023, the Company issued a promissory note in the principal amount of up to $1,100,000 to Marblegate SOMF (the “2023 Note”). The 2023 Note was issued in connection with advances Marblegate SOMF has made, and may make in the future, to the Company for working capital expenses. The 2023 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. At the election of the Marblegate SOMF, all or a portion of the unpaid principal amount of the 2023 Note may be converted into shares of Class A common stock of the Company (the “Conversion Shares”), equal to: (x) the portion of the principal amount of the Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its sponsor and the representative of the underwriters in a private placement in connection with the Company’s initial public offering. The Conversion Shares are entitled to the registration rights set forth in the 2023 Note. As of June 30, 2023 and December 31, 2022, there were $985,000 and $0 outstanding balances under the 2023 Note.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)

Administrative Support Agreement
The Company entered into an agreement, commencing on September 30, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total not to exceed $10,000 per month for administrative and support services. For the three and six months ended June 30, 2023, the Company incurred $30,000 and $60,000 in fees for these services, respectively, which fees are included in accrued expenses in the accompanying condensed balance sheets. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 in fees for these services, respectively, which fees are included in accrued expenses in the accompanying condensed balance sheets.
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
NOTE 7. PRIVATE WARRANTS
As of June 30, 2023 and December 31, 2022, there are 455,000 outstanding Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)

NOTE 8. STOCKHOLDERS’ DEFICIT
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue up to 200,000,000 shares of Class A common stock, $0.0001 par value. Holders of the Company’s Class A common stock are entitled to one vote for each share. On June 28, 2023, the Sponsor converted 4,000,000 shares of Class B
c
ommon
s
tock into 4,000,000 shares of Class A
c
ommon
s
tock, which represents 40% of the outstanding shares of the Company’s Class A
c
ommon
s
tock. At June 30, 2023 and December 31, 2022, there were 4,910,000 and 910,000 shares of Class A common stock issued and outstanding, excluding 766,064 and 1,010,391 shares of Class A common stock subject to possible redemption and presented as temporary equity, respectively.
Class
 B Common Stock
—The Company is authorized to issue up to 20,000,000 shares of Class B common stock, $0.0001 par value. Holders of the Company’s Class B common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 6,303,333 and 10,303,333 shares of Class B common stock issued and outstanding.
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
JUNE 30, 2023
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
JUNE 30, 2023
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
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2023		December 31, 2022
	Level	Amount	Level	Amount
Assets:
Marketable securities held in Trust Account	1	$10,453,981	1	$10,325,848
Liabilities:
Warrant Liability – Private Placement Warrants	3	$22,750	3	$16,380
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
The following table provides quantitative information regarding Level 3 fair value measurements:

	June 30, 2023	December 31, 2022
Stock price	$10.42	$9.96
Exercise price	$11.50	$11.50
Expected term (in years)	0.60	0.59
Volatility	37.5%	32.00%
Risk-free rate	n/a	5.60%
Dividend yield	0.0%	0.00%
The following table presents the changes in the fair value of Level 3 warrant liabilities:

Warrant Liabilities
Fair value as of December 31, 2022	$16,380
Change in fair value	42,770

Fair value as of March 31, 2023	$59,150
Change in fair value	(36,400)

Fair value as of June 30, 2023	$22,750

Warrant Liabilities
Fair value as of December 31, 2021	$250,250
Change in fair value	(54,600)

Fair value as of March 31, 2022	$195,650
Change in fair value	(118,300)

Fair value as of June 30, 2022	$77,350

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the period ended June 30, 2023.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.
On July 20, 2023, the Company issued a promissory note in the principal amount of up to $500,000 to Marblegate SOMF (the “July 2023 Note”). The July 2023 Note was issued in connection with advances Marblegate SOMF has made, and may make in the future, to the Company for working capital expenses. The July 2023 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. At the election of Marblegate SOMF, all or a portion of the unpaid principal amount of the July 2023 Note may be converted into shares of Class A common stock of the Company (the “Conversion Shares”), equal to: (x) the portion of the principal amount of the Note being converted, divided by (y) $
10.00
, rounded up to the nearest whole number of shares.
The
Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its sponsor and the representative of the underwriters in a private placement in connection with the Company’s initial public offering. The Conversion Shares are entitled to the registration rights set forth in the July 2023 Note. As of the date of this report, $
70,000
 was drawn and outstanding under July 2023
Note.
On July 19, 2023, the Company received a written notice from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the preceding 30 consecutive business days, the Company’s Market Value of Publicly Held Shares (“MVPHS”) was below the $15 million minimum requirement for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(C) (the “MVPHS Deficiency”).

On August 2, 2023, the Staff approved the Company’s application to list its units, Class A common stock, par value $0.0001 per share, and warrants on The Nasdaq Capital Market. The Company’s securities were transferred to The Nasdaq Capital Market at the opening of business on August 8, 2023.
On August 8, 2023, the Company received a written notice from the Staff notifying the Company that, because the Company has phased down its securities to The Nasdaq Capital Market, the Staff has determined that for the last 10 consecutive business days, the Company’s minimum MVPHS has been $1,000,000 or greater. Accordingly, the Company has regained compliance with the rule and the Staff has indicated that the MVPHS Deficiency is now cured.
As previously disclosed by the Company, on June 5, 2023, the Company received a written notice from the Staff indicating that the Company is not in compliance with Nasdaq Listing Rule 5450(a)(2) (the “Minimum Total Holders Rule”), which requires the Company to have at least 400 total holders for continued listing on The Nasdaq Global Market. On August 2, 2023, the Company received a written notice from the Staff notifying the Company that, based on the materials submitted by the Company in connection with its application to transfer its listing to The Nasdaq Capital Market, the Staff has determined that the Company has regained compliance with the Minimum Total Holders Rule for The Nasdaq Global Market set forth in Listing Rule 5450(a)(2). Accordingly, the Staff has indicated that the matter is now closed.
As previously disclosed by the Company, on March 31, 2023, the Company received a written notice from the Staff indicating that we are no longer in compliance with the minimum market value of listed shares (“MVLS”) of $50 million for continued listing on The Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(b)(2)(A). On August 8, 2023, the Company received a written from the Staff notifying the Company that, because the Company has phased down its securities to The Nasdaq Capital Market, the Staff has determined that for the last
10
consecutive business days, the Company’s minimum MVLS has been $
35,000,000
or greater. Accordingly, the Company has regained compliance with the rule and the Staff has indicated that the matter is now closed.
The prior non-compliance notices received by the Company relating to its listing on The Nasdaq Global Market are deemed to be resolved as a result of the Company’s transfer to The Nasdaq Capital Market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Marblegate Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Marblegate Acquisition LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report Form10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of a Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of a Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (“Initial Public Offering”) and our Annual Report on Form10-K for the year ended December 31, 2022 (the “2022 Annual Report”), as filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 3, 2023, and our Form 10-Q for the quarter ended March 31, 2023, as filed with the SEC on May 15, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On June 27, 2023, the Company filed an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Extension Amendment”). The Extension Amendment extends the date by which the Company must consummate its initial business combination or an additional six (6) months, from July 5, 2023 to January 5, 2024, or such earlier date as determined by the Company’s board of directors (the “Board”). In connection with the special meeting of stockholders held by the Company on June 27, 2023, stockholders holding 244,327 shares of the Company’s Class A common stock (“Public Shares”) exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, approximately $2.5 million (approximately $10.29 per share) was removed from the Company’s trust account to pay such holders on July 4, 2023. Following the redemptions, as of June 30, 2023, we had 766,064 public shares outstanding.

Recent Developments

DePalma Business Combination

On February 14, 2023, we entered into a business combination agreement (as it may be amended or restated from time to time, the “DePalma Business Combination Agreement”), with Marblegate Asset Management, LLC, a Delaware limited liability company (“Marblegate”), Marblegate Capital Corporation, a Delaware corporation (“New MAC”), MAC Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of New MAC (“Merger Sub”), DePalma Acquisition I LLC, a Delaware limited liability company (“DePalma I”), and DePalma Acquisition II LLC, a Delaware limited liability company (“DePalma II,” and together with DePalma I, “DePalma”), pursuant to which, among other things, the parties agreed to the DePalma Business Combination under which we agreed to combine with DePalma in a series of transactions that will result in New MAC becoming a publicly-traded company whose shares are expected to trade on The Nasdaq Capital Market.

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

The Business Combination is expected to close during the second half of 2023, following the receipt of the requisite stockholder approvals and the fulfilment of other customary closing conditions. For a full description of the DePalma Business Combination Agreement and the proposed DePalma Business Combination, please see “Item 1. Business” in the 2022 Annual Report.

On June 15, 2023, we issued a press release announcing the confidential submission of the Registration Statement on Form S-4, relating to the proposed business combination with DePalma.

On August 2, 2023, we received approval from the Nasdaq Listing Qualifications Department of Nasdaq that our application to transfer the listing of our units, public shares and warrants from The Nasdaq Global Market to The Nasdaq Capital Market was approved. The units, public shares and warrants were transferred to The Nasdaq Capital Market at the opening of business on August 8, 2023 and continue to trade under the symbol “GATEU”, “GATE” and “GATEW” respectively. The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Market, and listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 10, 2020 (inception) through June 30, 2023 were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on the funds held in the trust account, with Continental acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for and completing a business combination.

For the three months ended June 30, 2023, we had a net loss of $1,030,862, which consists of operating and formation costs of $1,181,011 and provision for income taxes of $14,160, offset by interest income on marketable securities held in the Trust Account of $127,909 and change in fair value of warrant liabilities of $36,400.

For the three months ended June 30, 2022, we had net income of $143,671, which consists of interest income on marketable securities held in the Trust Account of $769,948 and change in fair value of warrant liabilities of $118,300, offset by operating and formation costs of $226,447 and an unrealized loss on marketable securities held in the Trust Account of $518,130.

For the six months ended June 30, 2023, we had a net loss of $3,513,065, which consists of operating and formation costs of $3,695,378, provision for income taxes of $39,842 and change in fair value of warrant liabilities of $6,370, offset by interest income on marketable securities held in the Trust Account of $228,525.

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

For the six months ended June 30, 2023, cash used in operating activities was $2,043,228. Net loss of $3,513,065 was affected by interest earned on marketable securities held in the trust account of $228,525 and change in fair value of warrant liabilities of $6,370. Changes in operating assets and liabilities provided $1,691,992 of cash from operating activities.

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

As of June 30, 2023, we had marketable securities held in the Trust Account of $10,453,981 (including approximately $228,525 of interest income, net of unrealized losses) consisting of investments in money market funds. Interest income on the balance in the trust account may be used by us to pay taxes. During the six months ended June 30, 2023, we withdrew $100,391 of interest income from the trust account to pay franchise and income taxes.

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

As of June 30, 2023, we had cash of $10,518 outside of the trust account. We have used and intend to continue to use the funds held outside the trust account primarily to complete a business combination, such as the DePalma Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the sponsor, members of the sponsor, or certain of our officers, directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a business combination, we would repay any Working Capital Loans. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay any Working Capital Loans but no proceeds from our trust account would be used for such repayment. On June 30, 2022, we issued the 2022 Promissory Note to Marblegate SOMF, a member of our sponsor, for a Working Capital Loan for which we may borrow up to the principal sum of $600,000. The 2022 Promissory Note bears no interest and is due and payable upon the earlier of (i) the date on which we consummate our initial business combination or (ii) the date that the winding up of the Company is effective. At the option of the lender, at any time prior to payment in full of the principal balance of the 2022 Promissory Note, the lender may elect to convert up to $600,000 of the unpaid principal balance of the note into Conversion Shares, equal to (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued in the private placement. On July 1, 2022, February 2, 2023 and February 8, 2023, we borrowed $200,000, $200,000 and $200,000 under the 2022 Promissory Note, respectively. On February 13, 2023, the Company issued the 2023 Promissory Note (as defined in Note 5), an additional promissory note to Marblegate SOMF in the amount of $1,100,000. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, including the DePalma Business Combination, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. On February 13, 2023, March 1, 2023 and April 4, 2023, we borrowed $125,000, $50,000 and $50,000 under the 2023 Promissory Note, respectively. As of June 30, 2023 and December 31, 2022, $1,585,000 and $200,000 are outstanding on the working capital loans, respectively.

We have incurred and will continue to incur significant costs in pursuit of our acquisition plans. We will likely need to raise additional capital through loans or additional investments from our sponsor, stockholders, officers, directors, or third parties. Our officers, directors and the sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. If we are unable to complete the business combination because we do not have sufficient funds available, we will be forced to cease operations and liquidate the trust account. In connection with our assessment of going concern considerations in accordance with ASU Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until January 5, 2024 (or such earlier date as determined by the Company’s board of directors), to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension has not been requested by the sponsor and approved by our stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity issue and the mandatory liquidation raise substantial doubt about our ability to continue as a going concern. The financial statements and the notes thereto contained elsewhere in this Report do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be required to liquidate after January 5, 2024 (or such earlier date as determined by the Company’s board of directors). We intend to complete a business combination before the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023 or December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net (Loss) Income Per Common Share

Net income (loss) per common stock is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating income (loss) per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

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

Our management evaluated, with the participation of our current principal executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors in our final prospectus for the Initial Public Offering, in our 2022 Annual Report, and in our Quarterly Report on Form 10-Q for the period ended September 30, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Report, there have been no material changes to the risk factors disclosed in final prospectus for the Initial Public Offering and our Annual Report on Form10-K for the period ended December 31, 2022, as filed with the SEC on April 3, 2023 and our Form 10-Q for the quarter ended March 31, 2023, as filed with the SEC on May 15, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

Not Applicable.

(b) Use of Proceeds

Not Applicable.

(c) Issuer Purchases of Securities

On June 27, 2023, at a special meeting of our stockholders, our stockholders approved the Second Extension Amendment. In connection with the stockholders’ vote to approve the Second Extension Amendment, 244,327 Public Shares were redeemed at approximately $10.29 per share, resulting in a reduction of approximately $2.5 million in the amount held in the Trust Account.

The following table contains monthly information about the repurchases of our equity securities for the three months ended June 30, 2023:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 – April 30, 2023	—	—	—	—

May 1 – May 31, 2023	—	—	—	—

June 1 – June 30, 2023	244,327	$10.29	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form10-Q.

No.	Description of Exhibit

3.1	Second Amendment to Amended and Restated Certificate of incorporation, dated June 27, 2023. (1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XRBL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
^

Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, as amended, for any schedule or exhibit so furnished.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARBLEGATE ACQUISITION CORP.

Date: August 14, 2023	By:	/s/ Andrew Milgram
	Name:	Andrew Milgram
	Title:	Chief Executive Officer and Executive Director
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Jeffrey Kravetz
	Name:	Jeffrey Kravetz
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)