Form 10-Q
period 2023-09-30
Marblegate Acquisition Corp.
filed 2023-11-14
CIK 1838513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one redeemable warrant’	GATEU	The Nasdaq Stock Market LLC
Shares of Class A common stock included as part of the Units	GATE	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the Units	GATEW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes
  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
the Exchange
Act).    Yes
☒
    No  ☐
As of November
13
, 2023, there were 5,676,064 shares of Class A common stock, $0.0001 par value (“Class A common stock”) and 6,303,333 shares of Class B common stock, $0.0001 par value (“Class B common stock”), issued and outstanding.

MARBLEGATE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MARBLEGATE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$50,300	$568,355
Prepaid expenses	174,646	325,696

Total Current Assets	224,946	894,051
Marketable securities held in Trust Account	8,001,175	10,325,848

TOTAL ASSETS	$8,226,121	$11,219,899

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$435,875	$567,819
Income taxes payable	52,217	638,962
Excise taxes payable	25,151	—
Redemptions payable	—	—

Total Current Liabilities	513,243	1,206,781
Deferred legal fees	3,190,927	192,196
Working capital loan – related party	1,825,000	200,000
Warrant liability	31,850	16,380
Deferred underwriting fee payable	15,000,000	15,000,000

Total Liabilities	20,561,020	16,615,357

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 200,000,000 shares authorized; 766,064 and 1,010,391 shares at $10.37 and $10.28 per share redemption value as of September 30, 2023,and December 31, 2022, respectively	7,945,782	10,389,781
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 4,910,000 shares issued and outstanding (excluding 766,064 and 1,010,391 shares subject to possible redemption) as of September 30, 2023 and December 31, 2022, respectively	491	91
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,303,333 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	630	1,030
Additional paid-in capital	—	—
Accumulated deficit	(20,281,802)	(15,786,360)

Total Stockholders’ Deficit	(20,280,681)	(15,785,239)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,226,121	$11,219,899

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Formation and operational costs	$960,044	$247,674	$4,655,422	$725,539

Loss from operations	(960,044)	(247,674)	(4,655,422)	(725,539)
Other income (expense):
Change in fair value of warrant liability	(9,100)	68,250	(15,470)	241,150
Unrealized gain (loss) on marketable securities held in Trust Account	—	518,419	—	(2,827)
Interest earned on marketable securities held in Trust Account	103,460	840,083	331,985	1,664,415

Total other income, net	94,360	1,426,752	316,515	1,902,738
(Loss) Income before provision for income taxes	(865,684)	1,179,078	(4,338,907)	1,177,199
Provision for income taxes	(20,299)	(279,237)	(60,141)	(279,237)

Net (loss) income	$(885,983)	$899,841	$(4,399,048)	$897,962

Weighted average shares outstanding, Class A common stock	766,064	30,000,000	925,369	30,000,000

Basic and diluted net (loss) income per share, Class A common stock	$(0.07)	$0.02	$(0.36)	$0.02

Weighted average shares outstanding, Class B common stock and non-redeemable Class A common stock	11,213,333	11,213,333	11,213,333	11,213,333

Basic and diluted net (loss) income per share, Class B common stock and non-redeemable Class A common stock	$(0.07)	$0.02	$(0.36)	$0.02

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Deficit
Balance – January 1, 2023	910,000	$91	10,303,333	$1,030	$—	$(15,786,360)	$(15,785,239)
Remeasurement for Class A common stock to redemption amount	—	—	—	—	—	(61,616)	(61,616)
Net loss	—	—	—	—	—	(2,482,203)	(2,482,203)

Balance – March 31, 2023	910,000	91	10,303,333	1,030	—	(18,330,179)	(18,329,058)
Conversion of Class B common stock to Class A common stock	4,000,000	400	(4,000,000)	(400)	—	—	—
Recognition of excise tax liability on stock redemptions	—	—	—	—	—	(25,153)	(25,153)
Remeasurement for Class A common stock to redemption amount	—	—	—	—	—	(8,202)	(8,202)
Net loss	—	—	—	—	—	(1,030,862)	(1,030,862)

Balance – June 30, 2023	4,910,000	491	6,303,333	630	—	(19,394,396)	(19,393,275)
Remeasurement for Class A common stock to redemption amount	—	—	—	—	—	(1,423)	(1,423)
Net loss	—	—	—	—	—	(885,983)	(885,983)

Balance – September 30, 2023	4,910,000	$491	6,303,333	$630	$—	$(20,281,802)	$(20,280,681)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Deficit
Balance – January 1, 2022	910,000	$91	10,303,333	$1,030	$—	$(14,617,552)	$(14,616,431)
Net loss	—	—	—	—	—	(145,550)	(145,550)

Balance – March 31, 2022	910,000	91	10,303,333	1,030	—	(14,763,102)	(14,761,981)
Remeasurement for Class A common stock to redemption amount	—	—	—	—	—	(16,277)	(16,277)
Net income	—	—	—	—	—	143,671	143,671

Balance – June 30, 2022	910,000	91	10,303,333	1,030	—	(14,635,708)	(14,634,587)
Remeasurement for Class A common stock to redemption amount	—	—	—	—	—	(1,028,551)	(1,028,551)
Net income	—	—	—	—	—	899,841	899,841

Balance – September 30, 2022	910,000	$91	10,303,333	$1,030	$—	$(14,764,418)	$(14,763,297)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(4,399,048)	$897,962
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(331,985)	(1,664,415)
Unrealized loss on marketable securities held in Trust Account	—	2,827
Change in fair value of warrant liabilities	15,470	(241,150)
Changes in operating assets and liabilities:
Prepaid expenses	151,050	9,789
Other assets	—	237,900
Accounts payable and accrued expenses	(131,946)	(67,292)
Deferred legal fee	2,998,731	—
Income taxes payable	(586,745)	279,237

Net cash used in operating activities	(2,284,473)	(545,142)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	141,418	—
Cash withdrawn from Trust Account in connection with redemption	2,515,240	—

Net cash provided by investing activities	2,656,658	—

Cash Flows from Financing Activities:
Proceeds from convertible promissory note - related party	1,625,000	200,000
Redemption of common stock	(2,515,240)	—

Net cash (used in) provided by financing activities	(890,240)	200,000

Net Change in Cash	(518,055)	(345,142)
Cash – Beginning of period	568,355	380,160

Cash – End of period	$50,300	$35,018

Non-Cash investing and financing activities:
Cash paid for income taxes	$646,886	$—

Remeasurement for Class A common stock to redemption amount	$71,241	$1,044,828

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
As of September 30, 2023, the Company had not yet commenced any operations. All activity through September 30, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target Company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the marketable securities held in the Trust Account (as defined below).
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
SEPTEMBER 30, 2023
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
On December 7, 2022, the Company filed an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “First Extension Amendment”). The First Extension Amendment extended the date by which the Company must consummate its initial business combination from January 5, 2023, to July 5, 2023, or such earlier date as determined by the Company’s board of directors.
On June 27, 2023, the Company filed a second amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Second Extension Amendment”). The Second Extension Amendment extends the date by which the Company must consummate its initial business combination for an additional six (6) months, from July 5, 2023 to January 5, 2024, or such earlier date as determined by the Company’s board of directors.
On June 28 2023, in connection with the Second Extension Amendment, the Sponsor converted 4,000,000 shares of Class B common stock into 4,000,000 shares of Class A common stock (the “Founder Conversion”), which represented 40% of the outstanding shares of the Company’s Class A common stock as of the date of the conversion.
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
On August 8, 2023, the Company received a written notice from the Staff notifying the Company that, because the Company has phased down its securities to The Nasdaq Capital Market, the Staff has determined that for the last 10 consecutive business days, the Company’s minimum MVPHS has been $1,000,000 or greater. Accordingly, the Company has regained compliance with the rule and the Staff indicated that the MVPHS Deficiency has been cured.
As previously disclosed by the Company, on June 5, 2023, the Company received a written notice from the Staff indicating that the Company is not in compliance with Nasdaq Listing Rule 5450(a)(2) (the “Minimum Total Holders Rule”), which requires the Company to have at least 400 total holders for continued listing on The Nasdaq Global Market. On August 2, 2023, the Company received a written notice from the Staff notifying the Company that, based on the materials submitted by the Company in connection with its application to transfer its listing to The Nasdaq Capital Market, the Staff has determined that the Company has regained compliance with the Minimum Total Holders Rule for The Nasdaq Global Market set forth in Listing Rule 5450(a)(2). Accordingly, the Staff indicated that the matter has been closed.
As previously disclosed by the Company, on March 31, 2023, the Company received a written notice from the Staff indicating that we are no longer in compliance with the minimum market value of listed shares (“MVLS”) of $50 million for continued listing on The Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(b)(2)(A). On August 8, 2023, the Company received a written from the Staff notifying the Company that, because the Company has phased down its securities to The Nasdaq Capital Market, the Staff has determined that for the last 10 consecutive business days, the Company’s minimum MVLS has been $35,000,000 or greater. Accordingly, the Company has regained compliance with the rule and the Staff indicated that the matter has been closed.
The prior
non-compliance
notices received by the Company relating to its listing on The Nasdaq Global Market are deemed
to be resolved as a result of the Company’s transfer of its publicly-listed securities to The Nasdaq Capital Market.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1,2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
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

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Unaudited)

Going Concern
As of September 30, 2023, the Company had $50,300 in its operating bank account, $8,001,175 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and an adjusted working capital deficit of $235,880 which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of September 30, 2023, $331,985 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
During the nine months ended September 30, 2023, the Company withdrew of $141,418 of interest income from the Trust Account to pay franchise and income taxes and $2,515,240 in connection with redemptions.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for structuring, negotiating and consummating the Business Combination and/or any other related activities.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Unaudited)

The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs (“Working Capital Loans”). Accordingly, the Company may not be able to obtain additional financing. In instances of working capital deficits, the Sponsor has agreed to fund cash shortfalls up to $600,000. On June 30, 2022, the Company issued a promissory note to a member of the Sponsor for a working capital loan for which the Company may borrow up to an aggregate amount of $600,000 (see Note 5). On February 13, 2023, the Company issued the February 2023 Note (as defined in Note 5) to the Sponsor in the amount of $1,100,000. On July 20, 2023, the Company issued a promissory note in the principal amount of up to $500,000 to Marblegate SOMF (the “July 2023 Note” as defined in Note 5). If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. As of September 30, 2023 and December 31, 2022, $1,825,000 and $200,000 are outstanding on the Working Capital Loans, respectively.
The Company has incurred significant costs in pursuit of its acquisition plans. The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 5, 2024 (or such earlier date as determined by the Company’s board of directors), to consummate a Business Combination (the “Combination Period”). It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity issue and the mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be required to liquidate after January 5, 2024 (or such earlier date as determined by the Company’s board of directors). The Company intends to continue to seek to complete a Business Combination, such as the DePalma Business Combination, before the mandatory liquidation date.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report onForm10-Kfor the year ended December 31, 2022, as filed with the SEC on April 3, 2023 (the “2022 Annual Report”). The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.
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
SEPTEMBER 30, 2023
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2023 and December 31, 2022.
Marketable Securities Held in Trust Account
At September 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds and U.S. Treasury bills, respectively.
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
Accordingly, at September 30, 2023 and December 31, 2022, 766,064 and 1,010,391 Class A common stock subject to possible redemption is presented at $10.37 and $10.28 redemption value as temporary equity, respectively, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Unaudited)

At September 30, 2023 and December 31, 2022, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(15,600,000)
Class A common stock issuance costs	(21,504,526)
Redemption of Class A common stock	(293,509,365)
Plus:
Remeasurement of carrying value to redemption value	41,003,672

Class A common stock subject to possible redemption at December 31, 2022	10,389,781
Plus:
Remeasurement of carrying value to redemption value	61,616

Class A common stock subject to possible redemption at March 31, 2023	10,451,397
Less:
Redemption of Class A common stock	(2,515,240)
Plus:
Remeasurement of carrying value to redemption value	8,202

Class A common stock subject to possible redemption at June 30, 2023	7,944,359
Plus:
Remeasurement of carrying value to redemption value	1,423

Class A common stock subject to possible redemption at September 30, 2023	$7,945,782

Offering Costs
The Company complied with the requirements of
FASBASC Topic 340-10-S99-1 and SEC
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
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.
ASC740-270-25-2requires
that an annual effective tax rate be determined, and such annual effective tax rate applied to year-to-date
income in interim periods under
ASC740-270-30-5.The
Company’s effective tax rate was (2.34%) and 23.68% for the three months ended September 30, 2023 and 2022, respectively, and (1.39%) and 23.72% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory rate of 21% for the three and nine months ended September 30, 2023 and 2022, primarily due to permanent differences related to changes in fair value in warrant liability, business acquisition expenses and the valuation allowance on the deferred tax assets.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

MARBLEGATE
ACQUISITION
CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Unaudited)

The calculation of diluted (loss) income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,455,000 Class A common stock in the aggregate. As of September 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net (loss) income common stock is the same as basic net (loss) income per common stock for the periods presented.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Unaudited)

The following table reflects the calculation of basic and diluted net (loss) income per share of common stock (in dollars, except per share amounts):

	For the Three Months Ended September 30,
	2023		2022
	Class A	Class B and non-redeemable Class A	Class A	Class B
Basic and diluted net (loss) income per share of common stock
Numerator:
Allocation of net (loss) income, as adjusted	$(56,657)	$(829,326)	$655,012	$244,829
Denominator:
Basic and diluted weighted average shares outstanding	766,064	11,213,333	30,000,000	11,213,333

Basic and diluted net (loss) income per share of common stock	$(0.07)	$(0.07)	$0.02	$0.02

	For the Nine Months Ended September 30,
	2023		2022
	Class A	Class B and non-redeemable Class A	Class A	Class B
Basic and diluted net (loss) income per share of common stock
Numerator:
Allocation of net (loss) income, as adjusted	$(335,352)	$(4,063,696)	$653,644	$244,318
Denominator:
Basic and diluted weighted average shares outstanding	925,369	11,213,333	30,000,000	11,213,333

Basic and diluted net (loss) income per share of common stock	$(0.36)	$(0.36)	$0.02	$0.02
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
SEPTEMBER 30, 2023
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
SEPTEMBER 30, 2023
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
restrictions.
The sale of the membership interests to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 100,000 shares granted to the Company’s directors was $835,000 or $8.35 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.
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
On March 27, 2022, the Sponsor signed a commitment letter stating that in instances of cash shortfalls, the Sponsor agreed to provide support of up to $600,000 to enable the Company to continue its operations and meet its potential obligations. On June 30, 2022, the Company issued a promissory note to Marblegate Special Opportunities Master Fund, L.P., a member of the Sponsor (“Marblegate SOMF”), for a Working Capital Loan for which the Company may borrow up to the principal sum of $600,000 (the “2022 Note”). The 2022 Note bears no interest and is due and payable upon the earlier of (i) the date on which the Company consummates its initial business combination or (ii) the date that the winding up of the Maker is effective. At the option of the payee (“Payee”), at any time prior to payment in full of the principal balance of the note, the Payee may elect to convert up to $600,000 of the unpaid principal balance of the note into that number of shares of Class A common stock of the Company (the “Conversion Shares”), equal to (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares shall be identical to the shares of Class A common stock included in the units issued in the Private Placement. On July 1, 2022, the Company borrowed $200,000 under the promissory note for the Working Capital Loan. As of September 30, 2023 and December 31, 2022, there were $600,000 and $200,000 outstanding balances under the 2022 Note.
On February 13, 2023, the Company issued a promissory note in the principal amount of up to $1,100,000 to Marblegate SOMF (the “February 2023 Note”). The February 2023 Note was issued in connection with advances Marblegate SOMF has made, and may make in the future, to the Company for working capital expenses. The February 2023 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. At the election of the Marblegate SOMF, all or a portion of the unpaid principal amount of the February 2023 Note may be converted into shares of Class A common stock of the Company (the “Conversion Shares”), equal to: (x) the portion of the principal amount of the Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its sponsor and the representative of the underwriters in a private placement in connection with the Company’s initial public offering. The Conversion Shares are entitled to the registration rights set forth in the February 2023 Note. As of September 30, 2023, there was $1,100,000 outstanding balances under the February 2023 Note.
On July 20, 2023, the Company issued a promissory note in the principal amount of up to $500,000 to Marblegate SOMF (the “July 2023 Note”). The July 2023 Note was issued in connection with advances Marblegate SOMF has made, and may make in the future, to the Company for working capital expenses. The July 2023 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. At the election of Marblegate SOMF, all or a portion of the unpaid principal amount of the July 2023 Note may be converted into shares of Class A common stock of the Company (the “Conversion Shares”), equal to: (x) the portion of the principal amount of the Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its sponsor and the representative of the underwriters in a private placement in connection with the Company’s initial public offering. The Conversion Shares are entitled to the registration rights set forth in the July 2023 Note. As of September 30, 2023, there was $125,000 outstanding balance under the July 2023 Note.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Unaudited)

Administrative Support Agreement
The Company entered into an agreement, commencing on September 30, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total not to exceed $10,000 per month for administrative and support services. For the three and nine months ended September 30, 2023, the Company incurred $30,000 and $90,000 in fees for these services, respectively, which fees are included in accrued expenses in the accompanying condensed balance sheets. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000 in fees for these services, respectively, which fees are included in accrued expenses in the accompanying condensed balance sheets.
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
Underwriting Agreement
At the time of the IPO the Company granted the underwriters
a 45-day option
to purchase up to 4,500,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. As a result of the underwriters’ election not to exercise their over-allotment, the 4,500,000 Units were not purchased.
The underwriters were entitled to a deferred fee of 5.0% of the gross proceeds of the 30,000,000 Units sold in the Initial Public Offering, or $15,000,000.
On August 11, 2023, the Company entered into a fee reduction agreement with the underwriters whereby the underwriters have agreed to forfeit $12,000,000 of the aggregate $15,000,0000 deferred fee contingent upon the consummation of the DePalma Business Combination (as described below). The reduced deferred fee of $3,000,000 shall be payable on the consummation of the De Palma Business Combination, as contemplated by the underwriting agreement. If the contemplated DePalma Business Combination is not completed, and the Company enters into another business combination, the deferred underwriting fee due would then revert to the original amount of $15,000,000.
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
NOTE 7. PRIVATE WARRANTS
As of September 30, 2023 and December 31, 2022, there are 455,000 outstanding Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Unaudited)

NOTE 8. STOCKHOLDERS’ DEFICIT
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue up to 200,000,000 shares of Class A common stock, $0.0001 par value. Holders of the Company’s Class A common stock are entitled to one vote for each share. On June 28, 2023, the Sponsor converted 4,000,000 shares of Class B common stock into 4,000,000 shares of Class A common stock, which represents 40% of the outstanding shares of the Company’s Class A common stock. At September 30, 2023 and December 31, 2022, there were 4,910,000 and 910,000 shares of Class A common stock issued and outstanding, excluding 766,064 and 1,010,391 shares of Class A common stock subject to possible redemption and presented as temporary equity, respectively.
Class
 B Common Stock
—The Company is authorized to issue up to 20,000,000 shares of Class B common stock, $0.0001 par value. Holders of the Company’s Class B common stock are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 6,303,333 and 10,303,333 shares of Class B common stock issued and outstanding.
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
SEPTEMBER 30, 2023
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
SEPTEMBER 30, 2023
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
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2023		December 31, 2022
	Level	Amount	Level	Amount
Assets:
Marketable securities held in Trust Account	1	$8,001,175	1	$10,325,848
Liabilities:
Warrant Liability – Private Placement Warrants	3	$31,850	3	$16,380
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
The following table provides quantitative information regarding Level 3 fair value measurements:

	September 30, 2023	December 31, 2022
Stock price	$10.44	$9.96
Exercise price	$11.50	$11.50
Expected term (in years)	0.35	0.59
Volatility	28.5%	32.00%
Risk-free rate	n/a	5.60%
Dividend yield	0.0%	0.00%
The following table presents the changes in the fair value of Level 3 warrant liabilities:

Warrant Liabilities
Fair value as of December 31, 2022	$16,380
Change in fair value	42,770

Fair value as of March 31, 2023	$59,150
Change in fair value	(36,400)

Fair value as of June 30, 2023	$22,750
Change in fair value	9,100

Fair value as of September 30, 2023	$31,850

Warrant Liabilities
Fair value as of December 31, 2021	$250,250
Change in fair value	(54,600)

Fair value as of March 31, 2022	$195,650
Change in fair value	(118,300)

Fair value as of June 30, 2022	$77,350
Change in fair value	(68,250)

Fair value as of September 30, 2022	$9,100

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the period ended September 30, 2023.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Unaudited)

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

Extension of Combination Period

We originally had up to 15 months from the closing of our initial public offering, or until January 5, 2023, to consummate an initial business combination. However, at the special meeting in lieu of the 2022 annual meeting of stockholders held on December 2, 2022 (“First Extension Meeting”), our stockholders approved the amendment to the certificate of incorporation to extend the end of the Combination Period from January 5, 2023 to July 5, 2023 (or such earlier date as determined by our board of directors). In connection with the First Extension Meeting, stockholders holding 28,989,609 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. As a result, approximately $293.5 million (approximately $10.12 per public share) was removed from the trust account and paid to such holders and approximately $10.3 million remained in the trust account.

On June 27, 2023, the Company held a special meeting of stockholders (the “Second Extension Meeting”), at which the Company’s stockholders approved a second amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate its initial business combination or an additional six (6) months, from July 5, 2023 to January 5, 2024, or such earlier date as determined by the Company’s board of directors (the “Board”). In connection with the Second Extension Meeting, stockholders holding 244,327 shares of the Company’s Class A common stock (“Public Shares”) exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, approximately $2.5 million (approximately $10.29 per share) was removed from the Company’s trust account to pay such holders on July 4, 2023. Following the redemptions and as of September 30, 2023, we had 766,064 public shares outstanding.

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

The Business Combination is expected to close in the first quarter of 2024 following the receipt of the requisite stockholder approvals and the fulfilment of other customary closing conditions. For a full description of the DePalma Business Combination Agreement and the proposed DePalma Business Combination, please see “Item 1. Business” in the 2022 Annual Report.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 10, 2020 (inception) through September 30, 2023 were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on the funds held in the trust account, with Continental acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for and completing a business combination.

For the three months ended September 30, 2023, we had a net loss of $885,983, which consists of operating and formation costs of $960,044, provision for income taxes of $20,299 and change in fair value of warrant liabilities of $9,100, offset by interest income on marketable securities held in the Trust Account of $103,460.

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

For the nine months ended September 30, 2023, we had a net loss of $4,399,048, which consists of operating and formation costs of $4,655,422, provision for income taxes of $60,141 and change in fair value of warrant liabilities of $15,470, offset by interest income on marketable securities held in the Trust Account of $331,985.

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

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine and in the Middle East. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

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

For the nine months ended September 30, 2023, cash used in operating activities was $2,284,473. Net loss of $4,399,048 was affected by interest earned on marketable securities held in the trust account of $331,985 and change in fair value of warrant liabilities of $15,470. Changes in operating assets and liabilities provided $2,431,090 of cash from operating activities.

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

As of September 30, 2023, we had marketable securities held in the Trust Account of $8,001,175 (including approximately $331,985 of interest income, net of unrealized losses) consisting of investments in money market funds. Interest income on the balance in the trust account may be used by us to pay taxes. During the nine months ended September 30, 2023, we withdrew $141,418 of interest income from the trust account to pay franchise and income taxes and $2,515,240 in connection with redemptions.

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

As of September 30, 2023, we had cash of $50,300 outside of the trust account. We have used and intend to continue to use the funds held outside the trust account primarily to complete a business combination, such as the DePalma Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the sponsor, members of the sponsor, or certain of our officers, directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a business combination, we would repay any Working Capital Loans. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay any Working Capital Loans but no proceeds from our trust account would be used for such repayment. On June 30, 2022, we issued the 2022 Promissory Note to Marblegate SOMF, a member of our sponsor, for a Working Capital Loan for which we may borrow up to the principal sum of $600,000. The 2022 Promissory Note bears no interest and is due and payable upon the earlier of (i) the date on which we consummate our initial business combination or (ii) the date that the winding up of the Company is effective. At the option of the lender, at any time prior to payment in full of the principal balance of the 2022 Promissory Note, the lender may elect to convert up to $600,000 of the unpaid principal balance of the note into Conversion Shares, equal to (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued in the private placement. On July 1, 2022, February 2, 2023 and February 8, 2023, we borrowed $200,000, $200,000 and $200,000 under the 2022 Promissory Note, respectively. On February 13, 2023, the Company issued the 2023 Promissory Note (as defined in Note 5), an additional promissory note to Marblegate SOMF in the amount of $1,100,000. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, including the DePalma Business Combination, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. On February 13, 2023, March 1, 2023 and April 4, 2023, we borrowed $125,000, $50,000 and $50,000 under the 2023 Promissory Note, respectively. As of September 30, 2023 and December 31, 2022, $1,825,000 and $200,000 are outstanding on the working capital loans, respectively.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023 or December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to a deferred fee of 5.0% of the gross proceeds of the initial 30,000,000 units sold in the Initial Public Offering, or $15,000,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the trust account, subject to the terms of the underwriting agreement, although the underwriters have agreed to forfeit $12,000,000 of the aggregate $15,000,0000 deferred fee contingent upon the consummation of the DePalma Business Combination. Such fee will be waived by the underwriters in the event that we do not complete a Business Combination.

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

Our management evaluated, with the participation of our current principal executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our (i) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, as filed with the SEC on May 15, 2023, (ii) registration statement for our Initial Public Offering, (iii) Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 3, 2023, and (iv) Proxy Statement on Schedule 14A, as filed with the SEC on June 5, 2023, as amended. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

For a description of the use of the proceeds generated in our Initial Public Offering and private placement, see Part II, Item 5 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on April 1, 2021. There has been no material change in the planned use of proceeds from our Initial Public Offering and private placement as described in the Registration Statement. The specific investments in our trust account may change from time to time.

Issuer Purchases of Securities

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

MARBLEGATE ACQUISITION CORP.

Date: November 14, 2023	By:	/s/ Andrew Milgram
	Name:	Andrew Milgram
	Title:	Chief Executive Officer and Executive Director
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Jeffrey Kravetz
	Name:	Jeffrey Kravetz
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)