Form 10-K
period 2023-12-31
Marblegate Acquisition Corp.
filed 2024-04-01
CIK 1838513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number: 001-40862

MARBLEGATE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	85-4249135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

411 Theodore Fremd Avenue, Suite 206S, Rye, New York	10580
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (914) 415-4081
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A Common Stock and one-half of one redeemable W arr ant	GATEU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	GATE	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Class A common stock at a price of $11.50 per share	GATEW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐
The aggregate market value of the outstanding shares of the registrant’s Class A common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on The Nasdaq Stock Market LLC was approximately $7,982,387.
As of April 1, 2024, there were 5,547,605 shares of Class A
common
stock, par value $0.0001 per share, and 6,303,333 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward- looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination (as defined below) and any other statements that are not statements of current or historical facts. These statements are based on management’s (as defined below) current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our initial business combination, including the DePalma Business Combination (as defined below);

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors (as defined below) following our initial business combination;

•	our expectations around the performance of the prospective target business or businesses, such as DePalma (as defined below);

•

our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•

the potential incentive to consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price for the founder shares (as defined below) paid by our initial stockholders (as defined below);

•	our potential ability to obtain additional financing to complete our initial business combination, including the Depalma Business Combination;

•	the ability of our officers and directors to generate additional potential acquisition opportunities, if needed;

•	our pool of prospective target businesses;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance;

•

the impact on the amount held in the trust account, our capitalization, principal stockholders and other impacts on our Company (as defined below) or management team should we seek to further extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;

•	our financial performance; or

•	the other risks and uncertainties discussed in “Item 1A. Risk Factors” below.

Additionally, on January 24, 2024, the SEC (as defined below) adopted the 2024 SPAC Rules (as defined below), which will become effective on July 1, 2024, that will affect SPAC (as defined below) business combination transactions. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and business combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed business combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act (as defined below), including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

•	“2024 SPAC Rules” are to the new rules and regulations for SPACs adopted by the SEC on January 24, 2024, which will become effective on July 1, 2024;

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

•

“amended and restated certificate of incorporation” are to our certificate of incorporation of, as amended and restated on September 30, 2021, and as further amended on December 7, 2022, June 27, 2023 and December 19, 2023;

•

“anchor investors” are to the qualified institutional buyers or institutional accredited investors which are not affiliated with us, our sponsor (as defined below), our directors or any member of our management and that purchased units in our initial public offering (as defined below), and purchased from our sponsor an aggregate of 2,473,864 founder shares at their original purchase price of approximately $0.002 per share;

•	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

•	“ASU” are to the FASB Accounting Standards Update;

•	“board of directors,” “board” or “directors” are to our board of directors;

•	“business combination” are to a merger, capital stock share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

•	“Cantor” are to Cantor Fitzgerald & Co., the representative of the underwriters in our initial public offering;

•	“Class A common stock” are to the shares of our Class A common stock, par value $0.0001 per share;

•	“Class B common stock” are to the shares of our Class B common stock, par value $0.0001 per share;

•

“Combination Period” are to the up to 36-month period, from the closing of the initial public offering to October 5, 2024 (or such earlier date as determined by our board of directors), that the we have to consummate an initial business combination; provided that the Combination Period may be further extended, if approved by our board of directors and stockholders, pursuant to an amendment to the amended and restated certificate of incorporation and consistent with applicable laws, regulations and stock exchange rules;

•	“common stock” are to the Class A common stock and the Class B common stock, together;

•	“Company”, “our Company,” “we” or “us” are to Marblegate Acquisition Corp., a Delaware corporation;

•

“Company Equity Value” are to the product obtained by multiplying (i) the aggregate number of shares of common stock outstanding as of immediately prior to the Effective Time (as defined below) and after giving effect to any redemptions of shares of common stock, by (ii) $10.00;

•	“Company Exchange Ratio” are to an amount equal to the quotient obtained by dividing (i) the Company Equity Value, by (ii) the Aggregate Equity Value;

•	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account and warrant agent of our public warrants (as defined below);

•

“Conversion Shares” are to the unpaid principal of the 2022 Promissory Note, the February 2023 Note (as defined below), the July 2023 Note (as defined below) and the December 2023 Note (as defined below) for Working Capital Loans (as defined below) that may be converted by Marblegate SOMF into Class A common stock under the terms of the respective promissory notes;

•

“December 2023 Note” are to the unsecured promissory note we issued to Marblegate SOMF on December 21, 2023, pursuant to which we may borrow up to an aggregate maximum amount of $450,000 for Working Capital Loans;

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

•	“DePalma Merger” are to the merger of Merger Sub with and into the Company with the Company surviving as a wholly owned subsidiary of New MAC;

•	“DePalma Registration Statement” are to the Registration Statement on Form S-4, as confidentially filed with the SEC;

•	“DGCL” are to the Delaware General Corporation Law;

•	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“Extensions” are to the extensions to the Combination Period approved at each of the First Extension Meeting, the Second Extension Meeting and the Third Extension Meeting, collectively;

•	“FASB” are to the Financial Accounting Standards Board;

•

“February 2023 Note” are to the unsecured promissory note we issued to Marblegate SOMF on February 13, 2023, pursuant to which we may borrow up to an aggregate maximum amount of $1,100,000 for Working Capital Loans;

•	“FINRA” are to the Financial Industry Regulatory Authority;

•

“First Extension Meeting” are to the 2022 special meeting in lieu of the 2022 annual meeting of stockholders held on December 2, 2022, at which our stockholders approved an amendment to the certificate of incorporation to extend the end of the Combination Period from January 5, 2023 to July 5, 2023 (or such earlier date as determined by our board of directors).;

•

“Founder Conversion” are to the 4,000,000 shares of Class A common stock issued on June 28, 2023, in connection with the Second Extension Meeting, to the sponsor, upon the conversion of an equal number of shares of Class B common stock held by the sponsor, as founder shares;

•

“founder shares” are to the shares of Class B common stock initially purchased by our sponsor prior to the initial public offering, including the shares of Class A common stock (i) issued in connection with the Founder Conversion, and (ii) that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our business combination as described herein (for the avoidance of doubt, such shares of Class A common stock will not be “public shares” (as defined below));

•	“GAAP” are to the accounting principles generally accepted in the United States of America;

•	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

•	“initial public offering” or “IPO” are to the initial public offering that we consummated on October 5, 2021;

•	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

•	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

•

“IPO Promissory Note” are to the unsecured promissory note we issued to our sponsor on January 15, 2021, in connection with our IPO, pursuant to which we were able to borrow up to an aggregate principal amount of $300,000);

•

“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on September 9, 2021, as amended, and declared effective on September 30, 2021 (File No. 333-259422);

•	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

•

“July 2023 Note” are to the unsecured promissory note we issued to Marblegate SOMF on July 20, 2023, pursuant to which we may borrow up to an aggregate maximum amount of $500,000 for Working Capital Loans;

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

•

“private placement” are to the private placement of 910,000 private placement units (as defined below) purchased by our sponsor and Cantor, which occurred simultaneously with the closing of our initial public offering, at a purchase price of $10.00 per unit for an aggregate purchase price of $9,100,000;

•	“private placement shares” are to the shares of our Class A common stock included in the private placement units;

•

“private placement units” are to the units issued in the private placement, which private placement units are identical to the units (as defined below) sold in our initial public offering, subject to certain limited exceptions as described in this Report;

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

•	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2023;

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•

“Second Extension Meeting” are to the special meeting of stockholders held on June 27, 2023, at which our stockholders approved the second amendment to the certificate of incorporation to extend the end of the Combination Period from July 5, 2023 to January 5, 2024 (or such earlier date as determined by our board of directors);

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“SPACs” are to special purpose acquisition companies;

•	“sponsor” are to Marblegate Acquisition LLC, a Delaware limited liability company controlled by certain of our officers and directors;

•

“Third Extension Meeting” are to the special meeting in lieu of an annual meeting of stockholders held on December 19, 2023, at which our stockholders approved the third amendment to the certificate of incorporation to extend the end of the Combination Period from January 5, 2024 to October 5, 2024 (or such earlier date as determined by our board of directors);

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

•

“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a business combination, the initial stockholders or an affiliate of the initial stockholders or certain of our directors and officers may, but are not obligated to, loan us.

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

The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Initial Public Offering and Extensions of Our Combination Period

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

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Andrew Milgram, our Chief Executive Officer, and Paul Arrouet, our President, who have many years of experience in investing in post-restructured companies. We must complete our initial business combination within the Combination Period, which is up to 36 months from the closing of our initial public offering. If our initial business combination is not consummated within the Combination Period, then, unless our board of directors and stockholders approve a further extension of the Combination Period, our existence will terminate, and we will distribute all amounts in the trust account.

Extensions of Our Combination Period

We originally had up to 15 months from the closing of our initial public offering, or until January 5, 2023, to consummate an initial business combination. However, at the First Extension Meeting held on December 2, 2022, our stockholders approved the amendment to the certificate of incorporation to extend the end of the Combination Period from January 5, 2023 to July 5, 2023 (or such earlier date as determined by our board of directors). In connection with the First Extension Meeting, stockholders holding 28,989,609 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. As a result, approximately $293.5 million (approximately $10.12 per public share) was removed from the trust account and paid to such holders.

At the Second Extension Meeting held on June 27, 2023, our stockholders approved the second amendment to the certificate of incorporation to extend the end of the Combination Period from July 5, 2023 to January 5, 2024 (or such earlier date as determined by our board of directors). In connection with the Second Extension Meeting, stockholders holding 244,327 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. As a result, approximately $2.5 million (approximately $10.29 per share) was removed from the trust account and paid to such holders.

At the Third Extension Meeting held on December 19, 2023, our stockholders approved the third amendment to the certificate of incorporation to extend the end of the Combination Period from January 5, 2024 to October 5, 2024 (or such earlier date as determined by our board of directors). In connection with the Second Extension Meeting, stockholders holding 128,459 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. As a result, approximately $1.4 million (approximately $10.62 per share) was removed from the trust account and paid to such holders. Following the redemptions, we had 637,605 public shares outstanding.

We may seek to further extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension would require the approval of our public stockholders, who will be provided the opportunity to redeem all or a portion of their public shares. Such redemptions will likely have a material adverse effect on the amount held in our trust account, our capitalization, principal stockholders and other impacts on our Company or management team, such as our ability to maintain our listing on Nasdaq.

Founder Conversion

On June 28 2023, we issued 4,000,000 shares of Class A common stock to the sponsor, upon the conversion of an equal number of shares of Class B common stock held by the sponsor in the Founder Conversion. The 4,000,000 shares of Class A common stock issued in connection with the Founder Conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Founder Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the IPO Registration Statement; consequently, the shares of Class A common stock issued in connection with the Founder Conversion are not registered under the Securities Act and remain unregistered until registration is demanded by the sponsor pursuant to a letter agreement we entered into with our sponsor, officers and directors. Following the Founder Conversion and the redemptions in connection with the Extensions, (i) there were 5,547,605 shares of Class A common stock issued and outstanding and 6,303,333 shares of Class B common stock issued and outstanding, and (ii) the sponsor held 71.2% of the outstanding shares of common stock.

DePalma Business Combination Agreement

The below subsection describes the material provisions of the DePalma Business Combination Agreement, but does not purport to describe all the terms thereof. This summary of the DePalma Business Combination Agreement is qualified in its entirety by reference to the complete text of the DePalma Business Combination Agreement, a copy of which is filed hereto as Exhibit 2.1 and incorporated by reference herein. Unless otherwise defined herein, the capitalized terms used below have the same meanings given to them in the DePalma Business Combination Agreement. Unless otherwise indicated, this Report does not assume the closing of the DePalma Business Combination.

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

(i) immediately prior to the consummation of the transactions contemplated by the DePalma Business Combination Agreement, New MAC and the DePalma Companies will effect a series of reorganization transactions, resulting in the DePalma Companies becoming wholly- owned subsidiaries of New MAC;

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

The DePalma Business Combination is expected to close in the second quarter of 2024, following the receipt of the requisite stockholder approvals and the fulfilment of other customary closing conditions.

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

Ancillary Agreements

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

The foregoing description of the Sponsor Support Agreement is not complete and are subject to and qualified in their entirety by reference to such agreement, and the terms of which are incorporated by reference herein. A copy of the Sponsor Support Agreement is filed with this Report as Exhibit 10.15.

Upon consummation of the DePalma Business Combination, the Sponsor and New MAC will enter into a Management Services Agreement (“MSA”), pursuant to which the sponsor will provide certain management services to New MAC including (i) evaluating, managing, performing due diligence on, negotiating and overseeing the acquisition and disposition of New MAC’s and its subsidiaries’ assets, (ii) evaluating, managing, negotiating and overseeing the origination, structuring, restructuring and workout of taxi-medallion loans and other loans held by New MAC (other than typical daily loan servicing activities), (iii) managing New MAC’s and its subsidiaries’ day-to-day business and operations in complying with any regulatory requirements applicable to them in respect of their business activities, (iv) evaluating the financial and operational performance of any of New MAC’s subsidiaries, (v) providing a management team to serve as executive officers of New MAC and/or its subsidiaries, including providing day- to-day financial, operational and other executive management services (vi) identifying, evaluating, managing, performing due diligence on, negotiating and overseeing the provision of debt or equity financing as well as the acquisition of all or a portion of target businesses or assets, in each case, by New MAC, and (vii) performing any other services for and on behalf of New MAC and its subsidiaries to the extent that such services are consistent with those that are customarily performed by the executive officers and employees of a publicly listed company.

The MSA shall be effective upon consummation of the DePalma Business Combination and continue in operation, unless terminated in accordance with its terms, until the fifth (5th) anniversary of the Closing, subject to certain automatic renewals.

On June 15, 2023, we issued a press release announcing the confidential submission of the DePalma Registration Statement.

Business Strategy

Our acquisition and value creation strategy is to identify, acquire and build a company that has recently gone through a restructuring. After the initial business combination, we envision our strategy may include additional mergers and acquisitions with a focus on generating attractive risk- adjusted returns for our stockholders. Many post-restructured companies offer a valuation discount resulting from complexity, its ownership base and illiquidity. These post-restructuring companies are in a position for growth with recently deleveraged balance sheets. These companies tend to be sitting in the hands of distressed investors with limited ability to acquire additional capital to fund growth and acquisitions.

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

History of Successful Acquisitions. As of December 31, 2023, Marblegate managed approximately $2.6 billion across multiple funds, primarily for institutional clients such as pension funds, endowments, foundations, family offices, funds of funds and high net worth individuals. Marblegate has invested approximately $4.3 billion across multiple industries since the launch of its first fund in 2009. These investments include but are not limited to companies in healthcare, transportation, materials, consumer staples, financials, media and telecom, industrials and consumer discretionary industries. Marblegate implements growth initiatives to create and expand earnings power, cash flow, and enterprise value. Through a combination of operational improvements and managerial enhancements Marblegate has a demonstrable history of revenue enhancement and expense control. Utilizing data and technology Marblegate is able to drive measurable improvements and create expansion opportunities across the enterprises in which Marblegate invests. As a consequence of Marblegate’s investments these companies developed stronger balance sheets, better asset mixes and revitalized operating models generating stable growth opportunities.

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

Market Opportunity. We believe that U.S. bankruptcies have led to a large pool of target companies. According to Reorg Research, Inc., since 2016, approximately 881 companies (with a minimum of $100 million or more of total debt) across 12 industries have filed for bankruptcy in the United States.

Private companies have made up more than 96% of U.S. bankruptcies from 2011 to 2023. According to S&P Capital IQ, from 2016 to 2023, approximately 96% of total U.S. bankruptcy filings have been made by private companies.

From 2009 to 2023, Marblegate has invested in companies across multiple industries, including capital goods, commercial services, diversified consumer services, diversified financials, healthcare equipment and services, hotels, restaurant and leisure, pharmaceuticals, biotechnology and life sciences, transportation, energy, food staples and retailing, media, real estate, retailing, software and services, utilities, materials, and insurance.

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

An investment fund advised by Marblegate indirectly owns founder shares and private placement units. Additionally, Marblegate and Andrew Milgram and Paul Arrouet are deemed the beneficial owners of such founder shares and private placement units by virtue of exercising investment power over such shares or units on behalf of such investment funds. Because of this ownership, Marblegate, investment funds advised by Marblegate and our officers and directors, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination, particularly because such funds managed by Marblegate invest in distressed and post- restructured companies as part of their investment programs. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

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

We may, at our option, pursue an Affiliated Joint Acquisition. Any such parties would co-invest only if (i) permitted by applicable regulatory and other legal limitations; (ii) we and Marblegate considered a transaction to be mutually beneficial to us as well as the affiliated entity; and (iii) other business reasons exist to do so, such as the strategic merits of including such co-investors, the need for additional capital beyond the amount held in our trust account to fund the initial business combination and/or the desire to obtain committed capital for closing the initial business combination. An Affiliated Joint Acquisition may be effected through a co-investment with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the initial business combination by issuing to such parties a class of equity or equity- linked securities. We refer to this potential future issuance, or a similar issuance to other specified purchasers, as a “specified future issuance” throughout this Report. The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. This is not an offer for any specified future issuance. Pursuant to the anti-dilution provisions of our Class B common stock, any such specified future issuance would result in an adjustment to the conversion ratio such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 25% of the sum of the total number of all shares of common stock outstanding upon completion of our initial public offering plus all shares issued in the specified future issuance, unless the holders of a majority of the then-outstanding shares of Class B common stock agreed to waive such adjustment with respect to the specified future issuance at the time thereof. We cannot determine at this time whether a majority of the holders of our Class B common stock at the time of any such specified future issuance would agree to waive such adjustment to the conversion ratio. They may waive such adjustment due to (but not limited to) the following: (i) closing conditions which are part of the agreement for our initial business combination; (ii) negotiation with Class A stockholders on structuring an initial business combination; (iii) negotiation with parties providing financing which would trigger the anti-dilution provisions of the Class B common stock; or (iv) as part of the Affiliated Joint Acquisition. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B common stock, but would reduce the percentage ownership of holders of our Class A common stock. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our common stock.

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

Financial Position

With funds available in the trust account for an initial business combination in the amount of $6,781,024 as of December 31, 2023, we offer a target business a variety of options such as creating a liquidity event for its owners to provide capital for the potential growth and expansion of its operations or to strengthen its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post- transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

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

Type of Transaction	Whether Stockholder/ Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
No Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2023, the amount in the trust account was approximately $10.64 per public share (including accrued interest thereon). The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to Cantor. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, private placement shares, and any public shares held by them in connection with the completion of our initial business combination. The anchor investors will not be entitled to redemption rights with respect to any founder shares held by them in connection with the completion of our business combination.

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

If we seek stockholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to a letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, private placement shares, and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, unless otherwise required by applicable law, regulation or stock exchange rules, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As of December 31, 2023, after accounting for the redemption of public shares in connection with the Extensions, the sponsor owns 71.2% of the issued and outstanding shares of common stock. Accordingly, the sponsor will have the ability, voting on its own, to satisfy quorum requirements and to approve an initial business combination, and none of our public shares will need to vote in favor of an initial business combination in order to have our initial business combination approved. We intend to give not less than 10 days’ prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. The anchor investors will not be entitled to redemption rights with respect to any founder shares held by them in connection with the completion of a business combination.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until October 5, 2023.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we have up to 36 months from the closing of our initial public offering, or until October 5, 2023, to complete our initial business combination. If we are unable to complete our initial business combination by the end of the Combination Period (unless our board of directors and stockholders approve a further extension of the Combination Period), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by the end of the Combination Period.

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

If we do not consummate our initial business combination by the deadline set forth in our amended and restated certificate of incorporation, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $123,870 of proceeds held outside the trust account as of December 31, 2023, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.63 (as of December 31, 2023). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.63 (as of December 31, 2023). Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We have sought and will continue to seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. As of December 31, 2023, the amount held outside of the trust account was $123,870.

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

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the end of the Combination Period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by the end of the Combination Period (unless our board of directors and stockholders approve a further extension of the Combination Period), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the end of the Combination Period, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes- Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes- Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

•	we are a blank check company and an early stage company with no revenue or basis to evaluate our ability to select a suitable business target;

•	we may not be able to complete the DePalma Business Combination or any other business combination in the Combination Period;

•	our expectations around the performance of a prospective target business or businesses, such as DePalma, may not be realized;

•	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination, including the DePalma Business Combination;

•

our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

•	we may not be able to obtain additional financing to complete our initial business combination, including the DePalma Business Combination, or reduce the number of stockholders requesting redemption;

•	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

•	our stockholders may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

•	trust account funds may not be protected against third party claims or bankruptcy;

•	an active market for our public securities may not develop and our stockholders will have limited liquidity and trading;

•	our financial performance following a business combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management;

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

•

if we do not consummate the DePalma Business Combination, we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

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

•

the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.63 per share (as of December 31, 2023);

•

resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public stockholders may receive only approximately $10.63 per share (as of December 31, 2023), or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

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

•	there is substantial doubt about our ability to continue as a “going concern”; and

•

adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms, or at all.

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a business combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of supply chain disruptions, the Ukraine-Russia conflict, conflict in the Middle East, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate a business combination.

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results and our ability to consummate a usiness combination could be adversely affected.

We may seek to further extend the Combination Period, which could have a material adverse effect on the amount held in our trust account and other adverse effects on our Company.

We may seek to further extend the Combination Period. Such an extension would require the approval of our public stockholders , who will be provided the opportunity to redeem all or a portion their public shares. Such redemptions will likely have a material adverse effect on the amount held in our trust account, our capitalization, principal stockholders and other impacts on our Company or management team, such as our ability to maintain our listing on Nasdaq.

If we seek to further extend the Combination Period, such extension would not be in compliance with Nasdaq rules, and unless Nasdaq were to grant us an exemption, will likely lead Nasdaq to suspend trading in or delist our securities.

Our securities are listed on the Nasdaq Capital Market. Nasdaq IM-5101-2 requires that a SPAC complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement, which, in our case, would be September 30, 2024 (the “Nasdaq Deadline”). If we were to seek to further extend the Combination Period beyond October 5, 2024, our Combination Period would extend beyond the Nasdaq Deadline. Consequently, further extension of our Combination Period does not comply with Nasdaq rules. There is a risk that, even if an extension were approved by our stockholders, trading in our securities may be suspended and we may be subject to delisting by Nasdaq. We cannot assure you that (i) Nasdaq will not delist our securities in the event such an extension were approved and we do not complete one or more business combinations by the Nasdaq Deadline, (ii) we will be able to obtain a hearing with Nasdaq’s Hearings Panel to appeal the delisting determination, or (iii) our securities will not be suspended pending the Hearing Panel’s decision.

If Nasdaq delists any of our securities from trading and we are unable to list our securities on another national securities exchange, we expect our securities could potentially be quoted on an over-the-counter market. However, if this were to occur, we could face significant material adverse consequences.

Cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with whom we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. Any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On January 24, 2024, the SEC adopted the 2024 SPAC Rules requiring, among other matters, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and business combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed business combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for business combination registration statements

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the 2024 SPAC Rules and related guidance may (i) increase the costs of and the time needed to negotiate and complete an initial business combination and (ii) constrain our ability to complete an initial business combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

The SEC’s adopting release with respect to the 2024 SPAC Rules provided guidance relating to the potential status of SPACs as investment companies subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company is dependent on specific facts and circumstances and we can give no assurance that a claim will not be made that we have been operating as an unregistered investment company

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including (i) restrictions on the nature of our investments; and (ii) restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including: (i) registration as an investment company; (ii) adoption of a specific form of corporate structure; and (iii) reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We are mindful of the SEC’s investment company definition and guidance and intend to complete an initial business combination with an operating business, and not with an investment company, or to acquire minority interests in other businesses exceeding the permitted threshold.

We do not believe that our business activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account were initially invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the trust account, in November 2023, we instructed Continental, as trustee of the trust account, to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account at a bank.

Pursuant to the Investment Management Trust Agreement, dated September 30, 2021, by and between the Company and Continental, as trustee, Continental is not permitted to invest in securities or assets other than as described above. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intended to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial public offering was not intended for persons who were seeking a return on investments in government securities or investment securities. The trust account is intended solely as a temporary depository for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (x) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period; or (y) with respect to any other provision relating to the rights of holders of shares of our Class A common stock or pre-initial business combination activity; or (iii) absent an initial business combination within the Combination Period, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares.

We are aware of litigation claiming that certain SPACs should be considered investment companies. Although we believe that these claims are without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.63 (as of December 31, 2023) per public share upon the liquidation of our trust account and our warrants will expire worthless.

For additional of risks relating to our operations, other than the above, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) Annual Reports on Form 10-K for the fiscal years ended December 31, 2021 and December 31, 2022, filed with the SEC on April 1, 2022 and April 3, 2023, respectively, (iii) quarterly reports on Form 10-Q for the quarters ended September 30, 2021, March 31, 2022, June 30, 2022. September 30, 2022 and March 31, 2023, filed with the SEC on November 11, 2021, May 13, 2022, August 12, 2022, November 10, 2022 and May 15, 2023, respectively, and (vi) Definitive Proxy Statements on Schedule 14A filed the SEC on November 9, 2022, June 6, 2023 and November 28, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For additional risk factors relating to DePalma and the DePalma Business Combination, see the DePalma Registration Statement once publicly filed with the SEC.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 1C.	Cybersecurity.

As a blank check company, we do not have any operations and our sole business activity has been to search for and consummate a business combination. However, because we have investments in our trust account and bank deposits and we depend on the digital technologies of third parties, we and third parties may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our initial public offering.

Item 2.	Properties.

Our executive offices are located at 411 Theodore Fremd Avenue, Suite 206S, Rye, New York, 10580 and our telephone number is (914) 415-4081. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, administrative and shared personnel support. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a) Market Information

Our units, public shares and public warrants are each traded on the Nasdaq Capital Market under the symbols GATEU, GATE and GATEW, respectively. Our units commenced public trading on the Nasdaq Global Market on October 1, 2021, and our public shares and public warrants commenced separate public trading on November 22, 2021. On August 8, 2023, our units, Class A common stock and warrants were transferred to the Nasdaq Capital Market at the opening of business.

(b) Holders

On April 1, 2024, there were two holders of record of our units, two holders of record of shares of our Class A common stock, 35 Class B holders and two holders of record of our warrants.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

On June 28 2023, we issued 4,000,000 shares of Class A common stock to the sponsor, upon the conversion of an equal number of shares of Class B common stock held by the sponsor in the Founder Conversion. The 4,000,000 shares of Class A common stock issued in connection with the Founder Conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Founder Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the IPO Registration Statement; consequently, the shares of Class A common stock issued in connection with the Founder Conversion are not registered under the Securities Act and remain unregistered until registration is demanded by the sponsor pursuant to a letter agreement we entered into with our sponsor, officers and directors. Following the Founder Conversion and the redemptions in connection with the Extensions, (i) there were 5,547,605 shares of Class A common stock issued and outstanding and 6,303,333 shares of Class B common stock issued and outstanding, and (ii) the sponsor held 71.2% of the outstanding shares of common stock.

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

In November 2023, we instructed Continental to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account at a bank, with Continental continuing to act as trustee, until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, the remaining proceeds from the initial public offering and private placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In connection with the Third Extension Meeting on December 19, 2023, stockholders holding 128,459 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. As a result, approximately $1.4 million (approximately $10.62 per share) was removed from the trust account and paid to such holders. Following the redemptions, as of December 31, 2023, we had 637,605 public shares outstanding.

The following table contains monthly information about the repurchases of our equity securities for the three months ended December 31, 2023:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 – October 31, 2023	—	—	—	—
November 1 – November 30, 2023	—	—	—	—
December 1 – December 31, 2023	128,459	$10.62	—	—

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary	Note Regarding Forward-Looking Statements.

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

Overview

We are a blank check company formed under the laws of the State of Delaware on December 10, 2020 for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Extension of Combination Period

We originally had up to 15 months from the closing of our initial public offering, or until January 5, 2023, to consummate an initial business combination. However, at the First Extension Meeting, our stockholders approved the amendment to the certificate of incorporation to extend the end of the Combination Period from January 5, 2023 to July 5, 2023 (or such earlier date as determined by our board of directors). In connection with the First Extension Meeting, stockholders holding 28,989,609 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the Company’s trust account. As a result, approximately $293.5 million (approximately $10.12 per public share) was removed from the Trust Account and paid to such holders on December 2, 2022.

On June 27, 2023, the Company held the Second Extension Meeting, at which the Company’s stockholders approved a second amendment to the amended and restated certificate of incorporation to extend the date by which the Company must consummate its initial business combination or an additional six (6) months, from July 5, 2023 to January 5, 2024, or such earlier date as determined by the board. In connection with the Second Extension Meeting, stockholders holding 244,327 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $2.5 million (approximately $10.29 per share) was removed from the Trust Account to pay such holders on July 4, 2023.

On December 19, 2023, the Company held the Third Extension Meeting, at which the Company’s stockholders approved a third amendment to the amended and restated certificate of incorporation to extend the date by which the Company must consummate its initial business combination for an additional nine (9) months, from January 5, 2024 to October 5, 2024, or such earlier date as determined by the board. In connection with the Third Extension Meeting, stockholders holding 128,459 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $1.4 million (approximately $10.62 per share) was removed from the trust account to pay such holders on December 22, 2023. Following redemptions and as of December 31, 2023, the Company has 637,605 public shares outstanding.

We may seek to further extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension would require the approval of our public stockholders, who will be provided the opportunity to redeem all or a portion of their public shares. Such redemptions will likely have a material adverse effect on the amount held in our trust account, our capitalization, principal stockholders and other impacts on our Company or management team, such as our ability to maintain our listing on Nasdaq.

Founder Conversion

On June 28 2023, we issued 4,000,000 shares of Class A common stock to the sponsor, upon the conversion of an equal number of shares of Class B common stock held by the sponsor. The 4,000,000 shares of Class A common stock issued in connection with the Founder Conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Founder Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination; consequently, the shares of Class A common stock issued in connection with the Founder Conversion are not registered under the Securities Act and remain unregistered until registration is demanded by the sponsor pursuant to a letter agreement we entered into with our sponsor, officers and directors. Following the Founder Conversion and the redemptions in connection with the extensions, (i) there were 5,547,605 shares of Class A common stock issued and outstanding and 6,303,333 shares of Class B common stock issued and outstanding, and (ii) the sponsor held 71.2% of the outstanding shares of common stock.

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

The Business Combination is expected to close in the second quarter of 2024 following the receipt of the requisite stockholder approvals and the fulfilment of other customary closing conditions. For a full description of the DePalma Business Combination Agreement and the proposed DePalma Business Combination, please see “Item 1. Business” in the 2023 Annual Report.

Nasdaq Listing

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 10, 2020 (inception) through December 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account established for the benefit of our public stockholders with Continental Stock Transfer & Trust Company acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for and completing a Business Combination.

For the year ended December 31, 2023, we had net loss of $5,389,629, which consists of interest income on investments held in the Trust Account of $427,781 and change in fair value of warrant liabilities of $8,873, offset by operating and formation costs of $5,747,453 and provision for income tax of $78,830.

For the year ended December 31, 2022, we had net income of $1,230,338, which consists of interest income on investments held in the Trust Account of $3,305,765 and change in fair value of warrant liabilities of $233,870, offset by operating and formation costs of $1,670,335 and provision for income tax of $638,962.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and in the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

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

For the year ended December 31, 2023, cash used in operating activities was $2,562,914. Net loss of $5,389,629 was affected by interest earned on investments held in the Trust Account of $427,781 and change in fair value of warrant liabilities of $8,873. Changes in operating assets and liabilities provided $3,263,369 of cash from operating activities.

For the year ended December 31, 2022, cash used in operating activities was $1,001,285. Net income of $1,230,338 was affected by interest earned on investments held in the Trust Account of $3,305,765 and change in fair value of warrant liabilities of $233,870. Changes in operating assets and liabilities provided $1,308,012 of cash from operating activities.

As of December 31, 2023, we had investments held in the Trust Account of $6,781,024 (including $446,709 of interest income, net of unrealized losses) consisting of investments in money market funds. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the year ended December 31, 2023, we withdrew $93,430 of interest income from the Trust Account to pay franchise and income taxes and $2,515,240 in connection with redemptions.

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

In November 2023, we instructed Continental to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account at a bank, with Continental continuing to act as trustee, until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, the remaining proceeds from the initial public offering and private placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

As of December 31, 2023, we had cash of $123,870 outside of the Trust Account. We have used and intend to continue to use the funds held outside the Trust Account primarily to complete a business combination, such as the DePalma Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the sponsor, members of the sponsor, or certain of our officers, directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a business combination, we would repay any Working Capital Loans. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay any Working Capital Loans but no proceeds from our Trust Account would be used for such repayment. On June 30, 2022, we issued the 2022 Promissory Note to Marblegate SOMF, a member of our sponsor, for a Working Capital Loan for which we may borrow up to the principal sum of $600,000. The 2022 Promissory Note bears no interest and is due and payable upon the earlier of (i) the date on which we consummate our initial business combination or (ii) the date that the winding up of the Company is effective. At the option of the lender, at any time prior to payment in full of the principal balance of the 2022 Promissory Note, the lender may elect to convert up to $600,000 of the unpaid principal balance of the note into Conversion Shares, equal to (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued in the private placement. On July 1, 2022, February 2, 2023 and February 8, 2023, we borrowed $200,000, $200,000 and $200,000 under the 2022 Promissory Note, respectively. On February 13, 2023, the Company issued the 2023 Promissory Note (as defined in Note 5), an additional promissory note to Marblegate SOMF in the amount of $1,100,000. On July 20, 2023, the Company issued the “July 2023 Note (as defined in Note 5), an additional promissory note to Marblegate SOMF in the amount of $500,000. On December 21, 2023, the Company issued another promissory note in the principal amount of up to $450,000 to Marblegate SOMF (the “December 2023 Note” as defined in Note 5). If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, including the DePalma Business Combination, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. On February 13, 2023, March 1, 2023 and April 4, 2023, we borrowed $125,000, $50,000 and $50,000 under the 2023 Promissory Note, respectively. As of December 31, 2023 and 2022, $2,225,000 and $200,000 are outstanding on the working capital loans, respectively.

We have incurred and will continue to incur significant costs in pursuit of our acquisition plans. We will likely need to raise additional capital through loans or additional investments from our sponsor, stockholders, officers, directors, or third parties. Our officers, directors and the sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. If we are unable to complete the business combination because we do not have sufficient funds available, we will be forced to cease operations and liquidate the Trust Account. In connection with our assessment of going concern considerations in accordance with ASU Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until October 5, 2024 (or such earlier date as determined by the Company’s board of directors), to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension has not been requested by the sponsor and approved by our stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity issue and the mandatory liquidation raise substantial doubt about our ability to continue as a going concern. The financial statements and the notes thereto contained elsewhere in this Report do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be required to liquidate after October 5, 2024 (or such earlier date as determined by the Company’s board of directors). We intend to complete a business combination before the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023 or December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement pay the Sponsor a total of up to $10,000 per month for secretarial and administrative support. We began incurring these fees on September 30, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of 5.0% of the gross proceeds of the initial 30,000,000 units sold in the Initial Public Offering, or $15,000,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. On August 11, 2023, the Company entered into a fee reduction agreement with the underwriters whereby the underwriters agreed to forfeit $12,000,000 of the aggregate $15,000,000 deferred fee contingent upon the consummation of the DePalma Business Combination (as described below). The reduced deferred fee of $3,000,000 shall be payable on the consummation of the DePalma Business Combination, as contemplated by the underwriting agreement. If the contemplated DePalma Business Combination is not completed, and the Company enters into a Business Combination with another target, the deferred underwriting fee due would then revert to the original amount of $15,000,000.

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

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s Management does not believe the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements and disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2023.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
Trading Arrangements
During the quarterly period ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Additional Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Andrew Milgram	50	Chief Executive Officer and Executive Director
Paul Arrouet	53	President and Executive Director
Jeffrey Kravetz	45	Chief Financial Officer
Harvey Golub	84	Chairman of the Board
Patrick J. Bartels, Jr.	48	Director
Richard Goldman	63	Director
Alan Mintz	62	Director
Wallace Mathai-Davis	79	Director

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

Patrick J. Bartels, Jr. has served as one of our directors since December 2022. Mr. Bartels has served as the Managing Member of Redan Advisors LLC, a firm that provides fiduciary services, including board of director representation and strategic planning advisory services for domestic and international public and private business entities, since December 2018. His professional experience includes investing in complex financial restructurings and process-intensive situations in North America, Asia and Europe in a broad universe of industries. Mr. Bartels has served as a director on numerous public and private boards of directors. Mr. Bartels has served on the boards of directors of Arch Resources, Inc. (NYSE: ARCH) since October 2016, Agile Thought (Nasdaq: AGIL) since April 2023, View, Inc. (Nasdaq: VIEW) since February 2024 and Trinity Place Holdings (Nasdaq: TPHS) since April 2023. He serves on or previously served on the boards of WCI Communities, Inc. (from August 2009 to February 2017), Grizzly Energy, LLC (f/k/a Vanguard Natural Resources, Inc.) (since February 2019), Parker Drilling Company (since March 2019), B. Riley Principal Merger Corp. (from April 2019 to February 2020), Hexion Inc. (since July 2019), Monitronics International, Inc. (since July 2019), Centric Brands Inc. (from March 2020 to October 2020), B. Riley Principal Merger Corp. II (from May 2020 to November 2020), Libbey Inc. (since May 2020), Noble Corporation (from February 2021 to October 2022), and on several private company boards. From April 2002 to November 2018, Mr. Bartels served as a Managing Principal at Monarch Alternative Capital LP, a private investment firm that focused primarily on event-driven credit opportunities. From February 2000 to April 2002, he served as research analyst for high yield investments at INVESCO, where he analyzed primary and secondary debt offerings of companies in various industries. Mr. Bartels began his career at PricewaterhouseCoopers LLP, where he was a Certified Public Accountant. He holds the Chartered Financial Analyst designation. Mr. Bartels received a Bachelor of Science in Accounting with a concentration in Finance from Bucknell University. Mr. Bartels is well qualified to serve as a member of our board of directors due to his extensive accounting, financial and investment experience, as well as his experience as a director for multiple companies including several that have undertaken bankruptcy and restructuring processes.

Richard M. Goldman has served as one of our directors since October 2021. Since 2012, Mr. Goldman has been the managing member of Becket Capital, LLC, an advisory services firm for investment management companies. From 2011 to 2012, Mr. Goldman served as Chief Operating Officer of Guggenheim Investments, the global asset management and investment advisory division of Guggenheim Partners, the global asset management and investment advisory division of Guggenheim Partners. From 2006 to 2012, Mr. Goldman was the Chief Executive Officer of Rydex Investments, the investment advisor to Rydex Funds. He also served as the Chief Executive Officer of Forstmann Leff Associates from 2003 to 2005 and was the Head of Deutsche Asset Management’s Americas Institutional Business from 1999 to 2003. Prior to this, Mr. Goldman held leadership positions at State Street Global Advisors, IBM and Procter & Gamble. From August, 2019 to June 2021, Mr. Goldman served as a member of the Board of Directors of Silver Spike Acquisition Corporation, a SPAC that completed a business combination with WM Holding Company, LLC (NASDAQ:MAPS) in June 2021. He also served as a director of Silver Spike Acquisition Corp. II (August 2019 to April 2023) and Silver Spike III Acquisition Corp. (August 2019 to May 2023), two other special purpose acquisition companies. Since December 2022, he has served on the board of directors of AlphaTrAI, Inc., a fintech company. He also currently serves on the audit committee of the Grayscale Funds Trust and on the boards of directors of Resolute Investment Managers, Inc. and its affiliates and TortoiseEcofin Parent Holdco LLC. Mr. Goldman previously served as the Independent Chairman of the Board of the Harvest Volatility Edge Trust; a member of the Board of Directors of Trinitas Capital Management, a credit- focused investment management firm; as Lead Independent Director for the Axonic Alternative Income Interval Fund; and as an Independent Director for the O’Shares Investments ETF Trust. Mr. Goldman received a bachelor’s degree from Bowdoin College. Mr. Goldman is well qualified to serve as a member of our board of directors due to his extensive leadership and business development roles.

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

Family Relationships

No family relationships exist between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer, or any associate of any such director or officer is a party adverse to our Company, or has a material interest adverse to our Company.

Number and Terms of Office of Officers and Directors

We currently have seven directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we were required to hold an annual meeting one year after our first fiscal year end following our listing on Nasdaq. The First Extension Meeting on December 2, 2022 was held in lieu of our first annual meeting of stockholders. The Third Extension Meeting on December 19, 2023 was held in lieu of our second annual meeting of stockholders.

The term of office of the first class of directors, consisting of Richard M. Goldman and Wallace Mathai-Davis, who were re-elected at the First Extension Meeting, will expire at our fourth annual meeting of stockholders. The term of office of the second class of directors, consisting of Harvey Golub and Alan J. Mintz, who were re-elected at the Third Extension Meeting, will expire at our fifth annual meeting of stockholders. The term of office of the third class of directors, consisting of Andrew Milgram, Paul Arrouet, and Patrick J. Bartels, Jr. will expire at the third annual meeting of stockholders.

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

We have adopted an amended audit committee charter, which details the principal functions of the audit committee, including:

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

•

obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality- control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;

•

reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities; and

•

advising the Board and any other Board committees if the clawback provisions of Rule 10D-1 under the Exchange Act (the “Rule”) are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the Rule.

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

We have adopted an amended compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluations;

•	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement;

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and

•

advising the Board and any other Board committees if the clawback provisions of the Rule are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the Rule.

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor of $10,000 per month, for secretarial and administrative support and reimbursement of expenses, and the $50,000 monthly fee paid to Mr. Bartels for his services as a member of the special committee of our board of directors (“Special Committee”) from December 2022 to May 2023, which monthly fee Mr. Bartels agreed to reduce to $20,000 thereafter, to be paid until the earlier of (x) the date of the consummation of the DePalma Business Combination and (y) the date on which we advise Mr. Bartels we have determined to terminate discussions with the DePalma Companies with respect to the DePalma Business Combination; provided, however, that in any event we will be obligated to pay Mr. Bartels a minimum of six (6) monthly payments (aggregating three hundred thousand dollars ($300,000)), no compensation of any kind, including finders, consulting or other similar fees, has been or will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Compensation Recovery and Clawback Policy

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.

On November 29, 2023, our board of directors approved the adoption of the Compensation Recovery Policy (the “Clawback Policy”), in order to comply with the final clawback rules adopted by the SEC under the Rule, and the listing standards, as set forth in the Nasdaq Listing Rule 5608 (the “Final Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the Rule (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our Board of Directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2023, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act, except that each of Jeffrey Kravetz and Patrick J. Bartels, Jr. did not timely file one Form 3.

Item 11.	Executive Compensation.

None of our officers has received any cash compensation for services rendered to us. We have agreed to pay our sponsor a total of $10,000 per month for secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. With the exception of Mr. Bartels, who is being paid a monthly fee of $50,000 for his services as a member of the Special Committee from December 2022 to May 2023, which monthly fee Mr. Bartels agreed to reduce to $20,000 thereafter, to be paid until the earlier of (x) the date of the consummation of the DePalma Business Combination and (y) the date on which we advise Mr. Bartels we have determined to terminate discussions with the DePalma Companies with respect to the DePalma Business Combination; provided, however, that in any event we will be obligated to pay Mr. Bartels a minimum of six (6) monthly payments (aggregating three hundred thousand dollars ($300,000)), no compensation of any kind, including any finder’s fee, advisory fee, reimbursement fee or consulting fee, has been or will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination are made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of April 1, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our executive officers and directors that beneficially owns our common stock; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 11,850,938 shares of our common stock, consisting of (i) 5,547,605 shares of our Class A common stock and (ii) 6,303,333 shares of our Class B common stock, issued and outstanding as of April 1, 2024. On all matters to be voted upon, including the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate Percentage of Outstanding Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
Marblegate Acquisition LLC (2)	4,610,000	83.1%	3,829,469	60.75%	71.2%
Andrew Milgram (2)	4,610,000	83.1%	3,829,469	60.75%	71.2%
Paul Arrouet (2)	4,610,000	83.1%	3,829,469	60.75%	71.2%
Richard Goldman (3)	—	—	—	—	—
Harvey Golub (3)	—	—	—	—	—
Jeffrey Kravetz	—	—	—	—	—
Alan J. Mintz (3)	—	—	—	—	—
Wallace Mathai-Davis (3)	—	—	—	—	—
Patrick J. Bartels, Jr.	—	—	—	—	—
All executive officers and directors as a group (8 individuals)	4,610,000	83.1%	3,829,469	60.75%	71.2%
Other 5% Stockholders
Cantor Fitzgerald & Co. (4)	300,000	5.41%	—	—	2.53%

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

On June 28 2023, in connection with the Second Extension Amendment, the sponsor converted 4,000,000 shares of Class B common stock into 4,000,000 shares of Class A common stock in the Founder Conversion. The 4,000,000 shares of Class A common stock issued in connection with the Founder Conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Founder Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the IPO Registration Statement; consequently, the shares of Class A common stock issued in connection with the Founder Conversion are not registered under the Securities Act and remain unregistered until registration is demanded by the sponsor pursuant to a letter agreement we entered into with our sponsor, officers and directors.

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

In December 2022, in connection with Mr. Bartels’ appointment to our board of directors, we agreed to pay Mr. Bartels $50,000 per month for his services as a member of the Special Committee from December 2022 to May 2023, which monthly fee Mr. Bartels agreed to reduce to $20,000 thereafter, to be paid until the earlier of (x) the date of the consummation of the DePalma Business Combination and (y) the date on which we advise Mr. Bartels we have determined to terminate discussions with the DePalma Companies with respect to the DePalma Business Combination; provided, however, that in any event we will be obligated to pay Mr. Bartels a minimum of six monthly payments (aggregating $300,000).

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

On February 13, 2023, we issued the February 2023 Note in the principal amount of up to $1,100,000 to Marblegate SOMF for Working Capital Loans for advances Marblegate SOMF has made, and may make in the future, to us. The February 2023 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our initial business combination and (ii) the date that our winding up is effective. At the election of Marblegate SOMF, all or a portion of the unpaid principal amount of the February 2023 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the February 2023 Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by us to the sponsor and Cantor in the private placement. The Conversion Shares are entitled to the registration rights set forth above in the 2022 Promissory Note.

On July 20, 2023, we issued the July 2023 Note in the principal amount of up to $500,000 to Marblegate SOMF in connection with advances Marblegate SOMF has made, and may make in the future, to us for Working Capital Loans. The July 2023 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our initial business combination and (ii) the date that our winding up is effective. At the election of Marblegate SOMF, all or a portion of the unpaid principal amount of the July 2023 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to the sponsor and Cantor in the private placement. The Conversion Shares are entitled to the registration rights set forth in the July 2023 Note.

On December 21, 2023, we issued the December 2023 Note in the principal amount of up to $450,000 to Marblegate SOMF in connection with advances Marblegate SOMF has made, and may make in the future, to us for Working Capital Loans. The December 2023 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our initial business combination and (ii) the date that our winding up is effective. At the election of Marblegate SOMF, all or a portion of the unpaid principal amount of the December 2023 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to the sponsor and Cantor in the private placement. The Conversion Shares are entitled to the registration rights set forth in the December 2023 Note.

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

For more information on the agreements entered into in connection with the DePalma Business Combination, please see “Item 1. Business”

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

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2023 and 2022 totaled $109,695 and $67,965, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2023 and 2022, we did not pay Marcum any audit-related fees.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum for tax services, planning or advice for the years ended December 31, 2023 and December 31, 2022.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Marcum for any other services for the years ended December 31, 2023 and December 31, 2022.

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

(1) Financial Statements.

(2) Financial Statement Schedules/

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3) Exhibits.

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits can be inspected on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary.

Omitted at our Company’s option.

MARBLEGATE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Marblegate Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Marblegate Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities extend the business combination deadline by an additional nine months through October 5, 2024. The Company entered into a business combination agreement with a business combination target on February 14, 2023; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to October 5, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after October 5, 2024, in the event that it is unable to complete a business combination by that date. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020 .

Los Angeles, CA
April 1, 2024

MARBLEGATE ACQUISITION CORP.
BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current assets
Cash	$123,870	$568,355
Prepaid expenses	35,596	325,696

Total Current Assets	159,466	894,051
Other assets	—	—
Investments held in Trust Account	6,781,024	10,325,848

TOTAL ASSETS	$6,940,490	$11,219,899

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$373,758	$567,819
Excise tax payable	38,791	—
Income taxes payable	70,906	638,962

Total Current Liabilities	483,455	1,206,781
Deferred legal fees	3,927,583	192,196
Working capital loan – related party	2,225,000	200,000
Warrant liability	7,507	16,380
Deferred underwriting fee payable	15,000,000	15,000,000

Total Liabilities	21,643,545	16,615,357

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 200,000,000 shares authorized; 637,605 and 1,010,391 shares at $10.63 and $10.37 per share redemption value as of December 31, 2023 and 2022, respectively	6,780,204	10,389,781
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 4,910,000 and 910,000 shares issued and outstanding (excluding 637,605 and 1,010,391 shares subject to possible redemption) as of December 31, 2023 and 2022, respectively	491	91
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,303,333 and 10,303,333 shares issued and outstanding as of December 31, 2023 and 2022, respectively	630	1,030
Additional paid-in capital	—	—
Accumulated deficit	(21,484,380)	(15,786,360)

Total Stockholders’ Deficit	(21,483,259)	(15,785,239)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,940,490	$11,219,899

The accompanying notes are an integral part of the financial statements.

MARBLEGATE ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022
Operating and formation costs	$5,747,453	$1,670,335

Loss from operations	(5,747,453)	(1,670,335)
Other income:
Change in fair value of warrant liabilities	8,873	233,870
Interest income on investments held in Trust Account	427,781	3,305,765

Total other income	436,654	3,539,635

(Loss) Income before provision for income taxes	(5,310,799)	1,869,300
Provision for income taxes	(78,830)	(638,962)

Net (loss) income	$(5,389,629)	$1,230,338

Basic and diluted weighted average shares outstanding, Class A common stock	880,992	27,696,716

Basic and diluted net (loss) income per common share, Class A common stock	$(0.45)	$0.03

Basic and diluted weighted average shares outstanding, Class B common stock and non-redeemable Class A common stock	11,213,333	11,213,333

Basic and diluted net (loss) income per common share, Class B common stock and non-redeemable Class A common stock	$(0.45)	$0.03

The accompanying notes are an integral part of the financial statements.

MARBLEGATE ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Deficit
Balance – December 31, 2021	910,000	91	10,303,333	1,030	—	(14,617,552)	(14,616,431)
Accretion for Class A common stock to redemption amount	—	—	—	—	—	(2,399,146)	(2,399,146)
Net income	—	—	—	—	—	1,230,338	1,230,338
Balance – December 31, 2022	910,000	$91	10,303,333	$1,030	$—	$(15,786,360)	$(15,785,239)
Conversion of Class B common stock to Class A common stock	4,000,000	400	(4,000,000)	(400)	—	—	—
Recognition of excise tax liability on stock redemptions	—	—	—	—	—	(38,793)	(38,793)
Accretion for Class A common stock to redemption amount	—	—	—	—	—	(269,598)	(269,598)
Net loss	—	—	—	—	—	(5,389,629)	(5,389,629)

Balance – December 31, 2023	4,910,000	$491	6,303,333	$630	$—	$(21,484,380)	$(21,483,259)

The accompanying notes are an integral part of the financial statements.

MARBLEGATE ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(5,389,629)	$1,230,338
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(427,782)	(3,305,765)
Change in fair value of warrant liabilities	(8,873)	(233,870)
Changes in operating assets and liabilities:
Prepaid expenses	290,100	18,585
Other assets	—	237,900
Accrued expenses	(194,062)	220,369
Deferred legal fee	3,735,387	192,196
Income taxes payable	(568,056)	638,962

Net cash used in operating activities	(2,562,915)	(1,001,285)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	93,430	989,480
Cash withdrawn from Trust Account in connection with redemption	3,879,175	293,509,365

Net cash provided by investing activities	3,972,605	294,498,845

Cash Flows from Financing Activities:
Proceeds from convertible promissory note - related party	2,025,000	200,000
Redemption of common stock	(3,879,175)	(293,509,365)

Net cash used in financing activities	(1,854,175)	(293,309,365)

Net Change in Cash	(444,485)	188,195
Cash – Beginning	568,355	380,160

Cash – Ending	$123,870	$568,355

Supplementary cash flow information:
Cash paid for income taxes	$646,886	$—

Non-cash investing and financing activities:
Accretion for Class A common stock subject to redemption amount	$269,598	$2,399,062

The accompanying notes are an integral part of the financial statements.

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
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
As of December 31, 2023, the Company had not yet commenced any operations. All activity through December 31, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target Company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the investments held in the Trust Account (as defined below).
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
The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.05 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (as amended, the “Amended and Restated Certificate of Incorporation”), conduct the

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.
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
On June 27, 2023, the Company filed a second amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Second Extension Amendment”). The Second Extension Amendment extended the date by which the Company must consummate its initial business combination for an additional six (6) months, from July 5, 2023 to January 5, 2024, or such earlier date as determined by the Company’s board of directors.
On June 28, 2023, in connection with the Second Extension Amendment, the Sponsor converted 4,000,000 shares of Class B common stock into 4,000,000 shares of Class A common stock (the “Founder Conversion”), which represented 40% of the outstanding shares of the Company’s Class A common stock as of the date of the conversion.
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

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

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
On December 19, 2023, the Company filed a third amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Third Extension Amendment”). The Third Extension Amendment extended the date by which the Company must consummate its initial business combination for an additional nine (9) months, from January 5, 2024 to October 5, 2024, or such earlier date as determined by the Company’s board of directors. In connection with the Third Extension Amendment, stockholders holding 128,459 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $1.4 million (approximately $10.62 per share) was removed from the Trust Account to pay such holders. Following redemptions, the Company has 637,605 Public Shares outstanding.
As a result of the Third Extension Amendment, the Company has until October 5, 2024 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, including all available extensions, then, unless our board of directors and stockholders approve a further extension of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

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
Going Concern
As of December 31, 2023, the Company had $123,870 in its operating bank account, $6,781,024 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and an adjusted working capital deficit of
$252,884 which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of December 31, 2023, $446,709 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
During the year ended December 31, 2023, the Company withdrew an aggregate of $93,430 of interest income from the Trust Account to pay franchise and income taxes and $3,879,175 in connection with redemptions.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for structuring, negotiating and consummating the Business Combination and/or any other related activities.
The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs (“Working Capital Loans”). Accordingly, the Company may not be able to obtain additional financing. In instances of working capital deficits, the Sponsor has agreed to fund cash shortfalls up to $600,000. On June 30, 2022, the Company issued a promissory note to a member of the Sponsor for a working capital loan for which the Company may borrow up to an aggregate amount of $600,000 (see Note 5). On February 13, 2023, the Company issued the February 2023 Note (as defined in Note 5) to the Sponsor in the amount of $1,100,000. On July 20, 2023, the Company issued a promissory note in the principal amount of up to $500,000 to Marblegate SOMF (the “July 2023 Note” as defined in Note 5). On December 21, 2023, the Company issued a promissory note in the principal amount of up to $450,000 to Marblegate SOMF (the “December 2023 Note” as defined in Note 5). If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. As of December 31, 2023 and 2022, $2,225,000 and $200,000 are outstanding on the Working Capital Loans, respectively.
The Company has incurred significant costs in pursuit of its acquisition plans. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)2014-15,“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 5, 2024 (or such earlier date as determined by the Company’s board of directors), to consummate a Business Combination (the “Combination Period”). It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity issue and the mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be required to liquidate after October 5, 2024 (or such earlier date as determined by the Company’s board of directors). The Company intends to continue to seek to complete a Business Combination, such as the DePalma Business Combination, before the mandatory liquidation date.
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

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no
cash equivalents as of December 31, 2023 and 2022.
Investments Held in Trust Account
As of December 31, 2023, the Company’s investments held in the Trust Account are held in an interest-bearing demand deposit account and are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry in which the investee operates.
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
In connection with the special meeting of stockholders held by the Company on June 27, 2023, stockholders holding 244,327 shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $2.5 million (approximately $10.29 per share) was removed from the Trust Account to pay such holders.
In connection with the special meeting of stockholders held by the Company on December 19, 2023, stockholders holding 128,459 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $1.4 million (approximately $10.62 per share) was removed from the Trust Account to pay such holders.
Accordingly, at December 31, 2023 and 2022, 637,605 and 1,010,391 Class A common stock subject to possible redemption is presented at $10.63 and $10.37 redemption value as temporary equity, respectively, outside of the stockholders’ deficit section of the Company’s balance sheets.
At December 31, 2023 and 2022, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(15,600,000)
Class A common stock issuance costs	(21,504,526)
Redemption of Class A common stock	(293,509,365)
Plus:
Remeasurement of carrying value to redemption value	41,003,672

Class A common stock subject to possible redemption at December 31, 2022	10,389,781
Less:
Redemption of Class A common stock	(3,879,175)
Plus:
Remeasurement of carrying value to redemption value	269,598

Class A common stock subject to possible redemption at December 31, 2023	$6,780,204

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

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
Income Taxes
The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The calculation of diluted (loss) income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,455,000 Class A common stock in the aggregate. As of December 31, 2023 and 2022, the Company did not
have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per common stock for the periods presented.

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

The following table reflects the calculation of basic and diluted (loss) income per common stock (in dollars, except per share amounts):

	For the Year Ended December 31,
	2023		2022
	Redeemable Class A	Non-Redeemable Class A &B	Redeemable Class A	Non-Redeemable Class A &B
Basic and diluted net (loss) income per share of common stock
Numerator:
Allocation of net (loss) income, as adjusted	$(392,599)	$(4,997,030)	$875,772	$354,566
Denominator:
Basic and diluted weighted average shares outstanding	880,992	11,213,333	27,696,716	11,213,333

Basic and diluted net (loss) income per share of common stock	$(0.45)	$(0.45)	$0.03	$0.03
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the warrant liabilities (see Note 10).
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
Warrant Liabilities
The Company accounts for the warrants issued in connection with the private placement in accordance with the guidance contained in ASC 815 whereby under that provision the warrants that do not meet the criteria for equity treatment must be recorded as a liability. Accordingly, the Company evaluated and will classify the warrants included in the Private Placement Units (the “Private Placement Warrants”) under liability treatment at its fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured
at each balance sheet date until the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations.

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

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
Recent Accounting Standards
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s Management does not believe the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements and disclosures.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering consummated on October 5, 2021, the Company sold 30,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consisted of one share of the Company’s Class A common stock and one-half
of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 8).
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

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

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
restrictions.
The sale of the membership interests to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 100,000 shares granted to the Company’s directors was $835,000 or $8.35 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.
On June 28, 2023, in connection with the Second Extension Amendment, the Sponsor converted 4,000,000 shares of Class B common stock into 4,000,000 shares of Class A common stock, which represented 40% of the outstanding shares of the Company’s Class A common stock as of the date of such conversion.
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
On March 27, 2022, the Sponsor signed a commitment letter stating that in instances of cash shortfalls, the Sponsor agreed to provide support of up to $600,000 to enable the Company to continue its operations and meet its potential obligations. On June 30, 2022, the Company issued a promissory note to Marblegate Special Opportunities Master Fund, L.P., a member of the Sponsor (“Marblegate SOMF”), for a Working Capital Loan for which the Company may borrow up to the principal sum of $600,000 (the “2022 Note”). The note bears no interest and is due and payable upon the earlier of (i) the date on which the Company consummates its initial business combination or (ii) the date that the winding up of the Company is effective. At the option of the payee (“Payee”), at any time prior to payment in full of the principal balance of the note, the Payee may elect to convert up to $600,000 of the unpaid principal balance of the note into that number of shares of Class A common stock of the Company (the “Conversion Shares”), equal to (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares shall be identical to the shares of Class A common stock included in the units issued in the Private Placement. On July 1, 2022, the Company borrowed $200,000 under the promissory note for the Working Capital Loan. As of December 31, 2023 and 2022, there were $600,000 and $200,000 outstanding balances under the 2022 Note.
On February 13, 2023, the Company issued a promissory note in the principal amount of up to $1,100,000 to Marblegate SOMF (the “February 2023 Note”). The February 2023 Note was issued in connection with advances Marblegate SOMF has made, and may make in the future, to the Company for working capital expenses. The February 2023 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. At the election of the Marblegate SOMF, all or a portion of the unpaid principal amount of the February 2023 Note may be converted into shares of Class A common stock of the Company (the “Conversion Shares”), equal to: (x) the portion of the principal amount of the Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its sponsor and the representative of the underwriters in a private placement in connection with the Company’s initial public offering. The Conversion Shares are entitled to the registration rights set forth in the February 2023 Note. As of December 31, 2023, there was $1,100,000 outstanding balances under the February 2023 Note.
On July 20, 2023, the Company issued a promissory note in the principal amount of up to $500,000 to Marblegate SOMF (the “July 2023 Note”). The July 2023 Note was issued in connection with advances Marblegate SOMF has made, and may make in the future, to the Company for working capital expenses. The July 2023 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. At the election of Marblegate SOMF, all or a portion of the unpaid principal amount of the July 2023 Note may be converted into shares of Class A common stock of the Company (the “Conversion Shares”), equal to: (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its sponsor and the representative of the underwriters in a private placement in connection with the Company’s initial public offering. The Conversion Shares are entitled to the registration rights set forth in the July 2023 Note. As of December 31, 2023, there was $500,000 outstanding balance under the July 2023 Note.

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

On December 21, 2023, the Company issued a promissory note in the principal amount of up to $450,000 to Marblegate SOMF (the “December 2023 Note”). The July 2023 Note was issued in connection with advances Marblegate SOMF has made, and may make in the future, to the Company for working capital expenses. The July 2023 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. At the election of Marblegate SOMF, all or a portion of the unpaid principal amount of the December 2023 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its sponsor and the representative of the underwriters in a private placement in connection with the Company’s initial public offering. The Conversion Shares are entitled to the registration rights set forth in the December 2023 Note. As of December 31, 2023, there was $25,000 outstanding under the December 2023 Note.
Administrative Support Agreement
The Company entered into an agreement, commencing on September 30, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total not to exceed $10,000 per month for secretarial and administrative support. For the year ended December 31, 2023, the Company incurred $120,000 in fees for these services, which fees are included in accrued expenses in the accompanying balance sheet. For the year ended December 31, 2022, the Company incurred $120,000 in fees for these services, which fees are included in accrued expenses in the accompanying balance sheet.
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
Underwriting Agreement
At the time of the IPO, the Company granted the underwriters a 45-day option
to purchase up to 4,500,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. As a result of the underwriters’ election not to exercise their over-allotment, the 4,500,000 additional Units were not purchased.
The underwriters were entitled to a deferred fee of 5.0% of the gross proceeds of the 30,000,000 Units sold in the Initial Public Offering, or $15,000,000.

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

On August 11, 2023, the Company entered into a fee reduction agreement with the underwriters whereby the underwriters agreed to forfeit $12,000,000 of the aggregate $15,000,000 deferred fee contingent upon the consummation of the DePalma Business Combination (as described below). The reduced deferred fee of $3,000,000 shall be payable on the consummation of the DePalma Business Combination, as contemplated by the underwriting agreement. If the contemplated DePalma Business Combination is not completed, and the Company enters into a Business Combination with another target, the deferred underwriting fee due would then revert to the original amount of $15,000,000.
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
NOTE 7. PRIVATE WARRANTS
As of December 31, 2023 and 2022, there are 455,000 outstanding Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 8. STOCKHOLDERS’ DEFICIT
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue up to 200,000,000 shares of Class A common stock, $0.0001 par value. Holders of the Company’s Class A common stock are entitled to one vote for each share. On June 28, 2023, the Sponsor converted 4,000,000 shares of Class B common stock into 4,000,000 shares of Class A common stock, which represented 40% of the outstanding shares of the Company’s Class A common stock as of the conversion date. At December 31, 2023 and 2022, there were 4,910,000 and 910,000 shares of Class A common stock issued and outstanding, excluding 637,605 and 1,010,391 shares of Class A common stock subject to possible redemption and presented as temporary equity, respectively.
Class
 B Common Stock
—The Company is authorized to issue up to 20,000,000 shares of Class B common stock, $0.0001 par value. Holders of the Company’s Class B common stock are entitled to one vote for each share. At December 31, 2023 and 2022, there were 6,303,333 and 10,303,333 shares of Class B common stock issued and outstanding.
Holders of Class A common stock and Class B common stock vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law.
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

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

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

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

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
NOTE 9. INCOME TAX
The Company’s net deferred tax assets at December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets
Net operating loss carryforward	$—	$—
Startup/Organization Expenses	802,539	396,253

Total deferred tax assets	802,539	396,253
Valuation Allowance	(802,539)	(396,253)

Deferred tax assets	$—	$—

The income tax provision for the years ended December 31, 2023 and 2022 consists of the following:

	December 31, 2023	December 31, 2022
Federal
Current	$78,830	$638,962
Deferred	(406,286)	(294,477)
State and Local
Current	—	—
Deferred	—	—
Change in valuation allowance	406,286	294,477

Income tax provision	$78,830	$638,962

As of December 31, 2023 and 2022 , the Company had $0 and $0 of U.S. federal and state net operating loss carryovers available to offset future taxable income, respectively.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2023, the change in the valuation allowance was $406,286. For the year ended December 31, 2022, the change in the valuation allowance was $294,477.
A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of warrant liabilities	0.0%	(2.6)%
Transaction costs associated with the Initial Public Offering	0.0%	0.01%
Acquisition costs	(15.0)%	0.00%
Valuation allowance	(7.7)%	15.8%

Income tax provision	(1.7)%	34.2%

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the years ended December 31, 2023 and 2022 remain open and subject to examination.
NOTE 10. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2023		December 31, 2022
	Level	Amount	Level	Amount
Assets:
Investments held in Trust Account	1	$6,781,024	1	$10,325,848
Liabilities:
Warrant Liability – Private Placement Warrants	3	$7,507	3	$16,380
The Private Placement Warrants were accounted for as liabilities in accordance with ASC815-40and are presented within warrant liabilities in the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statements of operations.
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
The following table provides quantitative information regarding Level 3 fair value measurements:

	December 31, 2023	December 31, 2022
Stock price	$10.44	$9.96
Exercise price	$11.50	$11.50
Expected term (in years)	0.84	0.59
Volatility	30.0%	32.00%
Risk-free rate	n/a	5.60%
Dividend yield	0.0%	0.00%
The following table presents the changes in the fair value of Level 3 warrant liabilities as of December 31, 2023 and 2022:

Warrant Liabilities
Fair value as of December 31, 2022	$16,380
Change in fair value	(8,873)

Fair value as of December 31, 2023	$7,508

Warrant Liabilities
Fair value as of December 31, 2021	$250,250
Change in fair value	(233,870)

Fair value as of December 31, 2022	$16,380

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the years ended December 31, 2023 and 2022.

MARBLEGATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Exhibit No.	Description

1.1	Underwriting Agreement, dated September 30, 2021, by and between the Company and Cantor, as representative of the several underwriters. (2)

2.1	Business Combination Agreement, dated February 14, 2023, by and among the Company, Marblegate, New MAC, Merger Sub and the DePalma Companies. (7)^

3.1	Amended and Restated Certificate of Incorporation. (2)

3.2	Amendment to the Amended and Restated Certificate of Incorporation. (5)

3.3	Second Amendment to the Amended and Restated Certificate of Incorporation. (8)

3.4	Third Amendment to the Amended and Restated Certificate of Incorporation. (9)

3.5	By Laws. (1)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Class A Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Warrant Agreement, dated September 30, 2021, by and between the Company and Continental, as warrant agent. (2)

4.5	Description of Registered Securities. (3)

10.1	Letter Agreement, dated September 30, 2021, by and among the Company, its officers, its directors and the sponsor. (2)

10.2	Promissory Note, dated January 15, 2021, issued to the sponsor. (1)

10.3	Investment Management Trust Agreement, dated September 30, 2021, by and between the Company and Continental, as trustee. (2)

10.4	Registration Rights Agreement, dated September 30, 2021, by and among the Company, the sponsor and certain other security holders. (2)

10.5	Administrative Support Agreement, dated September 30, 2021, by and between the Company and the sponsor. (2)

10.7	Unit Subscription Agreement, dated September 30, 2021, by and between the Company and the sponsor. (2)

10.8	Unit Subscription Agreement, dated September 30, 2021, by and between the Company and Cantor. (2)

10.9	Form of Indemnity Agreement. (1)

10.10	Form of Investment Agreement by and among the Company, the sponsor and the anchor investors (9.9%). (1)

10.11	Form of Investment Agreement by and among the Company, the sponsor and the anchor investors (4.9%). (1)

10.12	Form of Investment Agreement by and among the Company, the sponsor and the anchor investors (2.5%). (1)

10.13	Promissory Note dated June 30, 2022. (4)

10.14	Promissory Note, dated February 13, 2023. (6)

10.15	Form of Sponsor Support Agreement, by and among the Company, New MAC, the DePalma Companies, and certain stockholders of the Company. (7)

10.16	Letter Agreement, dated December 2, 2022, by and between the Company and Patrick J. Bartels, Jr. (10)

10.17	Promissory Note, dated July 20, 2023. (11)

10.18	Promissory Note, dated December 21, 2023. (9)

14	Code of Ethics. (1)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97	Policy Related to Recovery of Erroneously Awarded Compensation.*

Exhibit No.	Description

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
^

Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, as amended, for any schedule or exhibit so furnished.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-259422), filed with the SEC on September 9, 2021.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 5, 2021.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on April 1, 2022.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 7, 2022.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 7, 2022.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2023.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 21, 2023.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2023.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 22, 2023.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on April 3, 2023.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2024	Marblegate Acquisition Corp.

	By:	/s/ Andrew Milgram
	Name:	Andrew Milgram
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Andrew Milgram Andrew Milgram	Chief Executive Officer and Executive Director (Principal Executive Officer)	April 1, 2024

/s/ Jeffrey Kravetz Jeffrey Kravetz	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2024

/s/ Paul Arrouet Paul Arrouet	President and Executive Director	April 1, 2024

/s/ Harvey Golub Harvey Golub	Chairman of the Board	April 1, 2024

/s/ Patrick J. Bartels, Jr. Patrick J. Bartels, Jr.	Director	April 1, 2024

/s/ Richard Goldman Richard Goldman	Director	April 1, 2024

/s/ Alan Mintz Alan Mintz	Director	April 1, 2024

/s/ Wallace Mathai-Davis Wallace Mathai-Davis	Director	April 1, 2024