Form 10-Q
period 2024-03-31
Marblegate Acquisition Corp.
filed 2024-05-14
CIK 1838513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2
of the Exchange Act). Yes ☒ No ☐
As of May
13
, 2024, there were 5,547,605 shares of Class A common stock, $0.0001 par value (“Class A common stock”) and 6,303,333 shares of Class B common stock, $0.0001 par value (“Class B common stock”), issued and outstand ing.

MARBLEGATE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MARBLEGATE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2024 (unaudited)	December 31, 2023
ASSETS
Current assets
Cash	$120,152	$123,870
Prepaid expenses	80,358	35,596

Total Current Assets	200,510	159,466

Other assets	—	—
Cash held in Trust Account	6,855,392	6,781,024

TOTAL ASSETS	$7,055,902	$6,940,490

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$390,311	$373,758
Excise tax payable	38,791	38,791
Income taxes payable	82,976	70,906

Total Current Liabilities	512,078	483,455
Deferred legal fees	4,341,473	3,927,583
Promissory notes – related party	2,565,000	2,225,000
Warrant liability	13,605	7,507
Deferred underwriting fee payable	15,000,000	15,000,000

Total Liabilities	22,432,156	21,643,545

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 200,000,000 shares authorized; 637,605 shares issued and outstanding at $10.75 and $10.63 per share redemption value as of March 31, 2024 and December 31, 2023, respectively	6,852,873	6,780,204

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 4,910,000 shares issued and outstanding (excluding 637,605 shares subject to possible redemption) as of March 31, 2024 and December 31, 2023, respectively	491	491
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,303,333 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	630	630
Additional paid-in capital	—	—
Accumulated deficit	(22,230,248)	(21,484,380)

Total Stockholders’ Deficit	(22,229,127)	(21,483,259)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,055,902	$6,940,490

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Operating costs	$729,400	$2,514,367

Loss from operations	(729,400)	(2,514,367)

Other income (expense):
Change in fair value of warrant liability	(6,098)	(42,770)
Interest income on cash and investments held in Trust Account	74,369	100,616

Total other income, net	68,271	57,846
Loss before provision for income taxes	(661,129)	(2,456,521)
Provision for income taxes	(12,070)	(25,682)

Net loss	$(673,199)	$(2,482,203)

Weighted average shares outstanding of Class A common stock	637,605	1,010,391

Basic and diluted net loss per share, Class A common stock	$(0.06)	$(0.20)

Weighted average shares outstanding of Class B common stock and non-redeemable Class A common stock	11,213,333	11,213,333

Basic and diluted net loss per share, Class B common stock and non-redeemable Class A common stock	$(0.06)	$(0.20)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	4,910,000	$491	6,303,333	$630	$—	$(21,484,380)	$(21,483,259)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(72,669)	(72,669)
Net loss	—	—	—	—	—	(673,199)	(673,199)

Balance – March 31, 2024	4,910,000	$491	6,303,333	$630	$—	$(22,230,248)	$(22,229,127)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	910,000	$91	10,303,333	$1,030	$—	$(15,786,360)	$(15,785,239)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(61,616)	(61,616)
Net loss	—	—	—	—	—	(2,482,203)	(2,482,203)

Balance – March 31, 2023	910,000	$91	10,303,333	$1,030	$—	$(18,330,179)	$(18,329,058)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(673,199)	$(2,482,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(74,369)	(100,616)
Change in fair value of warrant liabilities	6,098	42,770
Changes in operating assets and liabilities:
Prepaid expenses	(44,763)	29,300
Accounts payable and accrued expenses	16,553	(321,078)
Deferred legal fee	413,890	1,706,496
Income taxes payable	12,072	25,682

Net cash used in operating activities	(343,718)	(1,099,649)

Cash Flows from Financing Activities:
Proceeds from promissory notes - related party	340,000	575,000

Net cash provided by financing activities	340,000	575,000

Net Change in Cash	(3,718)	(524,649)
Cash – Beginning of period	123,870	568,355

Cash – End of period	$120,152	$43,706

Non-Cash investing and financing activities:
Remeasurement of Class A common stock subject to possible redemption	$72,669	$61,616

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN
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
As of March 31, 2024, the Company had not yet commenced any operations. All activity through March 31, 2024 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target Company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the investments held in the Trust Account (as defined below).
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

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)

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
On June 27, 2023, the Company filed a second amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Second Extension Amendment”). The Second Extension Amendment extended the date by which the Company must consummate its initial business combination for an additional six (6) months, from July 5, 2023 to January 5, 2024, or such earlier date as determined by the Company’s board of directors. In connection with the Second Extension Amendment stockholders holding 244,327 shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, approximately $2.5 million (approximately $10.29 per share) was removed from the Company’s trust account to pay such holders. Following redemptions, the Company had 766,064 public shares outstanding.
On June 28, 2023, in connection with the Second Extension Amendment, the Sponsor converted 4,000,000 shares of Class B common stock into 4,000,000 shares of Class A common stock (the “Founder Conversion”), which represented 40% of the outstanding shares of the Company’s Class A common stock as of the date of the conversion.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)

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

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)

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
As discussed above, on June 27, 2023, holders of 244,327 shares of Common Stock elected to redeem their shares in connection with the Second Extension Amendment. As a result, $2,515,240 was removed from the Company’s Trust Account to pay such holders. On December 19, 2023, holders of 128,459 shares of Common Stock elected to redeem their shares in connection with the Third Extension Amendment. As a result, $1,363,936 was removed from the Company’s Trust Account to pay such holders.
Management has evaluated the requirements of the IR Act and the Company’s operations and has determined that $38,791 is required to be recorded as a liability, which remained outstanding on the Company’s balance sheet as of March 31, 2024. This liability will be reevaluated and remeasured at the end of each quarterly period.
Going Concern
As of March 31, 2024 the Company had $120,152 in its operating bank account, $6,855,392 in the Trust Account held in an interest-bearing demand deposit account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and an adjusted working capital deficit of $228,594 which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of March 31, 2024, $447,462 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for structuring, negotiating and consummating the Business Combination and/or any other related activities.
The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs (“Working Capital Loans”). Accordingly, the Company may not be able to obtain additional financing. In instances of working capital deficits, the Sponsor has agreed to fund cash shortfalls up to $600,000. On June 30, 2022, the Company issued a promissory note to a member of the Sponsor for a working capital loan for which the Company may borrow up to an aggregate amount of $600,000 (see Note 5). On February 13, 2023, the Company issued the February 2023 Note (as defined in Note 5) to the Sponsor in the amount of $1,100,000. On July 20, 2023, the Company issued a promissory note in the principal amount of up to $500,000 to Marblegate SOMF (the “July 2023 Note” as defined in Note 5). On December 21, 2023, the Company issued a promissory note in the principal amount of up to $450,000 to Marblegate SOMF (the “December 2023 Note” as defined in Note 5). If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. As of March 31, 2024 and December 31, 2023, $2,565,000 and $2,225,000 are outstanding on the Working Capital Loans, respectively.
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
of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 5, 2024 (or such earlier date as determined by the Company’s board of directors), to consummate a Business Combination (the “Combination Period”). It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity issue and the mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be required to liquidate after October 5, 2024 (or such earlier date as determined by the Company’s board of directors). The Company intends to continue to seek to complete a Business Combination, such as the DePalma Business Combination, before the mandatory liquidation date.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
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
for the year ended December 31, 2023, as filed with the SEC on April 1, 2024 (the “2023 Annual Report”). The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liability. There are other items in our financial statements that require estimation but are not deemed to be significant, as defined above.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2024 and December 31, 2023.
Balances of cash as of March 31, 2024 and December 31, 2023 included $114,289 withdrawn from the Trust Account for payment of the Company’s tax obligations. These funds are held in a segregated bank account and will only be used for payment of income and Delaware franchise taxes.
Cash Held in Trust Account
As of March 31, 2024 and December 31, 2023, the Company’s investments held in the Trust Account are held in an interest-bearing demand deposit account at a US bank and are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)

A decline in the market value of
held-to-maturity
securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to the quarter end, forecasted performance of the investee, and the general market condition in the geographic area or industry in which the investee operates.
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
Accordingly, at March 31, 2024 and December 31, 2023, the 637,605 shares of Class A common stock subject to possible redemption is presented at $10.75 and $10.63 redemption value as temporary equity, respectively, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
At March 31, 2024 and December 31, 2023, the shares of Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

	Number of Shares	$
Class A common stock subject to possible redemption at December 31, 2023	637,605	6,780,204
Less:
Remeasurement of carrying value to redemption value	—	72,669

Class A common stock subject to possible redemption at March 31, 2024	637,605	6,852,873

Offering Costs
The Company complied with the requirements of
FASBASC Topic 340-10-S99-1 and SEC
Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consisted of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses. Offering costs associated with the Public Shares were charged to stockholders’ deficit upon the completion of the Initial Public Offering. Offering costs amounted to $42,630,587, of which $42,588,262 were charged to stockholders’ deficit upon the completion of the Initial Public Offering (inclusive of the $20,615,450 for the fair value of the Founder Shares attributable to certain anchor investors (see Note 5) and $41,314 were expensed to the condensed statements of operation. Offering costs of $1,011 allocated to the Private Placement Warrants were expensed to the condensed statements of operations.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)

Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it.
ASC
740-270-25-2
requires that an annual effective tax rate be determined, and such annual effective tax rate applied to year-to-date
income in interim periods under ASC
740-270-30-5.
The Company’s effective tax rate was 1.83% and 1.05% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory rate of 21
% for the three months ended March 31, 2024 and 2023, primarily due to changes in fair value in warrant liability, non-deductible acquisition costs and the valuation allowance on the deferred tax assets.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Loss per Share of Common Stock
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
The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,455,000 Class A common stock in the aggregate. As of March 31, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.
The following table reflects the calculation of basic and diluted loss per common stock (in dollars, except per share amounts):

	Three Months Ended March 31,
	2024		2023
	Class A	Class B and non-redeemable Class A	Class A	Class B and non-redeemable Class A
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss, as adjusted	$(36,219)	$(636,980)	$(205,174)	$(2,277,029)
Denominator:
Basic and diluted weighted average shares outstanding	637,605	11,213,333	1,010,391	11,213,333
Basic and diluted net loss per share of common stock	$(0.06)	$(0.06)	$(0.20)	$(0.20)

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the warrant liabilities (see Note 9).

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)

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
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Derivative instruments are initially recorded at fair value on the grant date and re-valued
at each reporting date, with changes in the fair value reported in the condensed statements of operation. Derivative assets and liabilities are classified in the condensed balance sheets as current or non-current
based on whether or not
net-cash
settlement or conversion of the instruments is required within 12 months of the balance sheet date.
Warrant Liabilities
The Company accounts for the warrants issued in connection with the private placement in accordance with the guidance contained in ASC 815 whereby under that provision the warrants that do not meet the criteria for equity treatment must be recorded as a liability. Accordingly, the Company evaluated and will classify the warrants included in the Private Placement Units (the “Private Placement Warrants”) under liability treatment at its fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured
at each balance sheet date until the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s condensed statements of operations.
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

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)

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
The holders of the Founder Shares have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of our initial Business Combination or (B) subsequent to our initial Business Combination, (x) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any30-tradingday period commencing at least 150 days after our initial Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.
In connection with the closing of the Initial Public Offering, the Sponsor sold 2,473,864 Founder Shares to certain anchor investors at their original purchase price. The Company estimated the aggregate fair value of the Founder Shares attributable to the anchor investors to be $20,656,764, or $8.35 per share. The fair value of the Founder Shares were valued using a binomial/lattice model. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to the total proceeds received. Offering costs related to the Founder Shares amounted to $20,656,764, of which $20,615,450 was charged to stockholders’ deficit upon the completion of the Initial Public Offering and $41,314 was expensed to the condensed statements of operation and included in transaction costs attributable to warrant liabilities.
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
restrictions.
The sale of the membership interests to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 100,000 shares granted to the Company’s directors was $835,000 or $8.35 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.
On June 28, 2023, in connection with the Second Extension Amendment, the Sponsor converted 4,000,000 shares of Class B common stock into 4,000,000 shares of Class A common stock, which represented 40% of the outstanding shares of the Company’s Class A common stock as of the date of such conversion. The converted Class A shares are subject to the same rights and restriction as Class B common stock.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)

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
On March 27, 2022, the Sponsor signed a commitment letter stating that in instances of cash shortfalls, the Sponsor agreed to provide support of up to $600,000 to enable the Company to continue its operations and meet its potential obligations. On June 30, 2022, the Company issued a promissory note to Marblegate Special Opportunities Master Fund, L.P., a member of the Sponsor (“Marblegate SOMF”), for a Working Capital Loan for which the Company may borrow up to the principal sum of $600,000 (the “2022 Note”). The note bears no interest and is due and payable upon the earlier of (i) the date on which the Company consummates its initial business combination or (ii) the date that the winding up of the Company is effective. At the option of the payee (“Payee”), at any time prior to payment in full of the principal balance of the note, the Payee may elect to convert up to $600,000 of the unpaid principal balance of the note into that number of shares of Class A common stock of the Company (the “Conversion Shares”), equal to (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares shall be identical to the shares of Class A common stock included in the units issued in the Private Placement. On July 1, 2022, the Company borrowed $200,000 under the promissory note for the Working Capital Loan. As of March 31, 2024 and December 31, 2023, there were $600,000 and $600,000 outstanding balances under the 2022 Note.
On February 13, 2023, the Company issued a promissory note in the principal amount of up to $1,100,000 to Marblegate SOMF (the “February 2023 Note”). The February 2023 Note was issued in connection with advances Marblegate SOMF has made, and may make in the future, to the Company for working capital expenses. The February 2023 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. At the election of the Marblegate SOMF, all or a portion of the unpaid principal amount of the February 2023 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its sponsor and the representative of the underwriters in a private placement in connection with the Company’s Initial Public Offering. The Conversion Shares are entitled to the registration rights set forth in the February 2023 Note. As of March 31, 2024 and December 31, 2023, there was $1,100,000 outstanding balances under the February 2023 Note.
On July 20, 2023, the Company issued a promissory note in the principal amount of up to $500,000 to Marblegate SOMF (the “July 2023 Note”). The July 2023 Note was issued in connection with advances Marblegate SOMF has made, and may make in the future, to the Company for working capital expenses. The July 2023 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. At the election of Marblegate SOMF, all or a portion of the unpaid principal amount of the July 2023 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its sponsor and the representative of the underwriters in a private placement in connection with the Company’s Initial Public Offering. The Conversion Shares are entitled to the registration rights set forth in the July 2023 Note. As of March 31, 2024 and December 31, 2023, there was $500,000 outstanding balance under the July 2023 Note.
On December 21, 2023, the Company issued a promissory note in the principal amount of up to $450,000 to Marblegate SOMF (the “December 2023 Note”). The December 2023 Note was issued in connection with advances Marblegate SOMF has made, and may make in the future, to the Company for working capital expenses. The December 2023 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. At the election of Marblegate SOMF, all or a portion of the unpaid principal amount of the December 2023 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its sponsor and the representative of the underwriters in a private placement in connection with the Company’s Initial Public Offering. The Conversion Shares are entitled to the registration rights set forth in the December 2023 Note. As of March 31, 2024 and December 31, 2023, there was $365,000 and $25,000 outstanding under the December 2023 Note.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)

Administrative Support Agreement
The Company entered into an agreement, commencing on September 30, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total not to exceed $10,000 per month for secretarial and administrative support. For the three months ended March 31, 2024, the Company incurred $30,000 in fees for these services, which fees are included in accrued expenses in the accompanying condensed balance sheets. For the three months ended March 31, 2023, the Company incurred $30,000 in fees for these services, which fees are included in accrued expenses in the accompanying condensed balance sheets.
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
NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration Rights
Pursuant to a registration rights agreement entered into on September 30, 2021, the holders of the Founder Shares, the Private Placement Units (and the securities contained therein), and the units that may be issued upon conversion of Working Capital Loans and promissory notes (and the securities contained therein) are entitled to registration rights. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding anything to the contrary, Cantor may only make a demand on one occasion and only during the5-yearperiod beginning on the effective date of the IPO Registration Statement. In addition, Cantor may participate in a “piggy-back” registration only during the7-yearperiod beginning on the effective date of the IPO Registration Statement. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
On August 11, 2023, the Company entered into a fee reduction agreement with the underwriters whereby the underwriters agreed to forfeit $12,000,000 of the aggregate $15,000,000 deferred fee contingent upon the consummation of the DePalma Business Combination (as described below). The reduced deferred fee of $3,000,000 shall be payable on the consummation of the DePalma Business Combination, as contemplated by the underwriting agreement. If the contemplated DePalma Business Combination is not completed, and the Company completes a Business Combination with another target, the deferred underwriting fee due would then revert to the original amount of $15,000,000.
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

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)

NOTE 7. PRIVATE WARRANTS
As of March 31, 2024 and December 31, 2023, there are 455,000 outstanding Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 8. STOCKHOLDERS’ DEFICIT
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue up to 200,000,000 shares of Class A common stock, $0.0001 par value. Holders of the Company’s Class A common stock are entitled to one vote for each share. On June 28, 2023, the Sponsor converted 4,000,000 shares of Class B common stock into 4,000,000 shares of Class A common stock, which represented 40% of the outstanding shares of the Company’s Class A common stock as of the conversion date. At March 31, 2024 and December 31, 2023, there were 4,910,000 shares of Class A common stock issued and outstanding, excluding 637,605 shares of Class A common stock subject to possible redemption and presented as temporary equity.
Class
 B Common Stock
—The Company is authorized to issue up to 20,000,000 shares of Class B common stock, $0.0001 par value. Holders of the Company’s Class B common stock are entitled to one vote for each share. At March 31, 2024 and December 31, 2023, there were 6,303,333 shares of Class B common stock issued and outstanding.
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

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement covering the issuance, under the Securities Act, of the Class A common stock issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If any such registration statement has not been declared effective by the 60th business day following the closing of a Business Combination, holders of the warrants will have the right, during the period beginning on the 61st business day after the closing of a Business Combination and ending upon such registration statement being declared effective by the SEC, and during any other period when the company fails to have maintained an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Company will not redeem the warrants unless a registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available through out the30-dayredemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable, the Company may not exercise its redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification. The Company will use its best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by the Company in this Initial Public Offering.
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
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2024			December 31, 2023
	Level	Amount		Level	Amount
Liabilities:
Warrant Liability – Private Placement Warrants	3	$	$13,605	3	$7,507

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)

The Private Placement Warrants were accounted for as liabilities in accordance with
ASC815-40
and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed statements of operations.
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
The following table provides quantitative information regarding Level 3 fair value measurements:

	March 31, 2024	December 31, 2023
Stock price	$10.46	$10.44
Exercise price	$11.50	$11.50
Expected term (in years)	0.60	0.84
Volatility	29.0%	30.0%
Risk-free rate	n/a	n/a %
Dividend yield	0.0%	0.0%
The following table presents the changes in the fair value of Level 3 warrant liabilities as of March 31, 2024, and December 31, 2023:

Warrant Liabilities
Fair value as of December 31, 2023	$7,508
Change in fair value	6,097

Fair value as of March 31, 2024	$13,605

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the period ended March 31, 2024 and December 31, 2023.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.
On April 11, 2024, the Company issued a promissory note in the principal amount of up to $240,000 to Marblegate SOMF. The note was issued in connection with advances the Payee will make to the Company for working capital expenses. The note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. At the election of the Payee, all or a portion of the unpaid principal amount of the note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its sponsor and the representative of the underwriters in a private placement in connection with the Company’s Initial Public Offering. The Conversion Shares are entitled to the registration rights set forth in the note.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of a Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of a Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “Initial Public Offering”) and our Annual Report on Form10-K for the year ended December 31, 2023 (the “2023 Annual Report”), as filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On April 11, 2024, we issued a promissory note (the “April 2024 Promissory Note”) in the principal amount of up to $240,000 to Marblegate Special Opportunities Master Fund, L.P., a member of our sponsor (“Marblegate SOMF”). The April 2024 Promissory Note was issued in connection with advances the payee will make to the Company for working capital expenses. The April 2024 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the payee, all or a portion of the unpaid principal amount of the note may be converted into shares of Class A common stock of the Company (the “Conversion Shares”), equal to: (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its sponsor and the representative of the underwriters in a private placement in connection with the Company’s Initial Public Offering. The Conversion Shares are entitled to the registration rights set forth in the note.

Extension of Combination Period

We originally had up to 15 months from the closing of our Initial Public Offering, or until January 5, 2023 (the “Combination Period”), to consummate an initial Business Combination. However, at our special meeting in lieu of the 2022 annual meeting of stockholders held on December 2, 2022 (“First Extension Meeting”), our stockholders approved an amendment to our amended and restated certificate of incorporation to extend the end of the Combination Period from January 5, 2023 to July 5, 2023 (or such earlier date as determined by our board of directors). In connection with the First Extension Meeting, stockholders holding 28,989,609 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the Company’s trust account (the “Trust Account”). As a result, approximately $293.5 million (approximately $10.12 per public share) was removed from the Trust Account and paid to such holders on December 2, 2022.

On June 27, 2023, we held a special meeting of stockholders (the “Second Extension Meeting”), at which the Company’s stockholders approved a second amendment to the amended and restated certificate of incorporation, as amended, to extend the date by which the Company must consummate its initial Business Combination by an additional six (6) months, from July 5, 2023 to January 5, 2024, or such earlier date as determined by the board. In connection with the Second Extension Meeting, stockholders holding 244,327 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $2.5 million (approximately $10.29 per share) was removed from the Trust Account to pay such holders on July 4, 2023.

On December 19, 2023, we held a special meeting of stockholders (the “Third Extension Meeting”), at which the Company’s stockholders approved a third amendment to the amended and restated certificate of incorporation, as amended, to extend the date by which the Company must consummate its initial Business Combination for an additional nine (9) months, from January 5, 2024 to October 5, 2024, or such earlier date as determined by the board. In connection with the Third Extension Meeting, stockholders holding 128,459 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $1.4 million (approximately $10.62 per share) was removed from the Trust Account to pay such holders on December 22, 2023. Following redemptions and as of December 31, 2023, the Company has 637,605 public shares outstanding.

Founder Conversion

On June 28, 2023, we issued 4,000,000 shares of Class A common stock to the sponsor, upon the conversion of an equal number of shares of Class B common stock held by the sponsor (the “Founder Conversion”). The 4,000,000 shares of Class A common stock issued in connection with the Founder Conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Founder Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination; consequently, the shares of Class A common stock issued in connection with the Founder Conversion are not registered under the Securities Act and remain unregistered until registration is demanded by the sponsor pursuant to a letter agreement we entered into with our sponsor, officers and directors. Following the Founder Conversion and the redemptions in connection with the extensions, (i) there were 5,547,605 shares of Class A common stock issued and outstanding and 6,303,333 shares of Class B common stock issued and outstanding, and (ii) the sponsor held 71.2% of the outstanding shares of common stock.

DePalma Business Combination

On February 14, 2023, we entered into a Business Combination agreement (as it may be amended or restated from time to time, the “DePalma Business Combination Agreement”), with Marblegate Asset Management, LLC, a Delaware limited liability company (“Marblegate”), Marblegate Capital Corporation, a Delaware corporation (“New MAC”), MAC Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of New MAC (“Merger Sub”), DePalma Acquisition I LLC, a Delaware limited liability company (“DePalma I”), and DePalma Acquisition II LLC, a Delaware limited liability company (“DePalma II,” and together with DePalma I, “DePalma”), pursuant to which, among other things, we agreed to combine with DePalma in a series of transactions that will result in New MAC becoming a publicly-traded company whose shares are expected to trade on The Nasdaq Global Market (the “DePalma Business Combination”).

Pursuant to the DePalma Business Combination Agreement, and subject to the terms and conditions contained therein, among other things:

(i)

immediately prior to the consummation of the transactions contemplated by the DePalma Business Combination Agreement, New MAC and DePalma will effect a series of reorganization transactions, resulting in DePalma becoming wholly-owned subsidiaries of New MAC;

(ii)

Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of New MAC, in accordance with the terms and subject to the conditions of the DePalma Business Combination Agreement (the “DePalma Merger”); and

(iii)

upon the effectiveness of the DePalma Merger (the “Effective Time”), (x) each share of Class A common stock issued and outstanding immediately prior to the Effective Time shall be cancelled and converted into the right to receive the per share consideration allocable to each share of our common stock (the “Company Per Share Consideration”); (y) each share of Class B common stock issued and outstanding immediately prior to the Effective Time shall be cancelled and converted into the right to receive the Company Per Share Consideration, and (z) each warrant of the Company outstanding immediately prior to the Effective Time shall be cancelled and converted into the right to receive one warrant of New MAC, with New MAC assuming our obligations under the existing warrant agreement.

The Business Combination is expected to close in the third quarter of 2024 following the receipt of the requisite stockholder approvals and the fulfilment of other customary closing conditions. For a full description of the DePalma Business Combination Agreement and the proposed DePalma Business Combination, please see “Item 1. Business” in the 2023 Annual Report.

On August 2, 2023, we received approval from the Nasdaq Listing Qualifications Department of Nasdaq that our application to transfer the listing of our units, public shares and warrants from The Nasdaq Global Market to The Nasdaq Capital Market was approved. The units, public shares and warrants were transferred to The Nasdaq Capital Market at the opening of business on August 8, 2023 and continue to trade under the symbol “GATEU,” “GATE” and “GATEW” respectively. The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Market, and listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 10, 2020 (inception) through March 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account established for the benefit of our public stockholders with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for and completing a Business Combination.

For the three months ended March 31, 2024, we had a net loss of $673,199, which consists of interest income on investments held in the Trust Account of $74,369 and change in fair value of warrant liabilities of $6,098, offset by operating costs of $729,400 and provision for income tax of $12,070.

For the three months ended March 31, 2023, we had a net loss of $2,482,203, which consists of change in fair value of warrant liabilities of $42,770, operating costs of $2,514,367 and provision for income taxes of $25,682, offset by interest income on marketable securities held in the Trust Account of $100,616.

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

For the three months ended March 31, 2024, cash used in operating activities was $343,718. Net loss of $673,199 was affected by interest earned on investments held in the Trust Account of $74,369 and change in fair value of warrant liabilities of $6,098. Changes in operating assets and liabilities provided $397,752 of cash from operating activities.

For the three months ended March 31, 2023, cash used in operating activities was $1,099,649. Net loss of $2,482,203 was affected by interest earned on marketable securities held in the Trust Account of $100,616, and change in fair value of warrant liabilities of $42,770. Changes in operating assets and liabilities provided $1,440,400 of cash from operating activities.

As of March 31, 2024, we had investments held in the Trust Account of $6,855,392 (including $447,462 of interest income, net of unrealized losses) consisting of investments in money market funds. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the period ended March 31, 2024, we did not withdraw any interest income from the Trust Account to pay franchise and income taxes or in connection with redemptions.

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

As of March 31, 2024, we had cash of $120,152 outside of the Trust Account. We have used and intend to continue to use the funds held outside the Trust Account primarily to complete a Business Combination, such as the DePalma Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the sponsor, members of the sponsor, or certain of our officers, directors or their affiliates may, but are not obligated to, loan us working capital loans, as may be required. If we complete a Business Combination, we would repay any working capital loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay any working capital loans but no proceeds from our Trust Account would be used for such repayment. On June 30, 2022, we issued a promissory note (the “2022 Promissory Note”) to Marblegate SOMF, for a working capital loan for which we may borrow up to the principal sum of $600,000. The 2022 Promissory Note bears no interest and is due and payable upon the earlier of (i) the date on which we consummate our initial Business Combination or (ii) the date that the winding up of the Company is effective. At the option of the lender, at any time prior to payment in full of the principal balance of the 2022 Promissory Note, the lender may elect to convert up to $600,000 of the unpaid principal balance of the note into Conversion Shares, equal to (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the private placement units. On July 1, 2022, February 2, 2023 and February 8, 2023, we borrowed $200,000, $200,000 and $200,000 under the 2022 Promissory Note, respectively. On February 13, 2023, the Company issued an additional promissory note (the “2023 Promissory Note”) to Marblegate SOMF in the amount of $1,100,000. On July 20, 2023, the Company issued an additional promissory note (the “July 2023 Note”) to Marblegate SOMF in the amount of $500,000. On December 21, 2023, the Company issued another promissory note in the principal amount of up to $450,000 to Marblegate SOMF (the “December 2023 Note”). If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, including the DePalma Business Combination, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. As of March 31, 2024 and December 31, 2023, $2,565,000 and $2,225,000 are outstanding on the working capital loans, respectively.

On April 11, 2024, the Company issued the April 2024 Promissory Note in the principal amount of up to $240,000 to Marblegate SOMF. The April 2024 Promissory Note was issued in connection with advances the payee will make to the Company for working capital expenses. The April 2024 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the payee, all or a portion of the unpaid principal amount of the note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its sponsor and the representative of the underwriters in a private placement in connection with the Company’s Initial Public Offering. The Conversion Shares are entitled to the registration rights set forth in the note.

We have incurred and will continue to incur significant costs in pursuit of our acquisition plans. We will likely need to raise additional capital through loans or additional investments from our sponsor, stockholders, officers, directors, or third parties. Our officers, directors and the sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. If we are unable to complete the Business Combination because we do not have sufficient funds available, we will be forced to cease operations and liquidate the Trust Account. In connection with our assessment of going concern considerations in accordance with ASU Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until October 5, 2024 (or such earlier date as determined by the Company’s board of directors), to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the sponsor and approved by our stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity issue and the mandatory liquidation raise substantial doubt about our ability to continue as a going concern. The condensed financial statements and the notes thereto contained elsewhere in this Report do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be required to liquidate after October 5, 2024 (or such earlier date as determined by the Company’s board of directors). We intend to complete a Business Combination before the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024 and December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to a deferred fee of 5.0% of the gross proceeds of the initial 30,000,000 units sold in the Initial Public Offering, or $15,000,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. On August 11, 2023, the Company entered into a fee reduction agreement with the underwriters whereby the underwriters agreed to forfeit $12,000,000 of the aggregate $15,000,000 deferred fee contingent upon the consummation of the DePalma Business Combination. The reduced deferred fee of $3,000,000 shall be payable on the consummation of the DePalma Business Combination, as contemplated by the underwriting agreement. If the contemplated DePalma Business Combination is not completed, and the Company completes a Business Combination with another target, the deferred underwriting fee due would then revert to the original amount of $15,000,000.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

Net Loss Per Share of Common Stock

Net loss per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating loss per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Our management evaluated, with the participation of our current principal executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors in our final prospectus for the Initial Public Offering, in our 2023 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Report, except as set forth below, there have been no material changes to the risk factors disclosed in final prospectus for the Initial Public Offering and our Annual Report on Form10-K for the period ended December 31, 2023, as filed with the SEC on April 1, 2024, except we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Issuer Purchases of Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form10-Q.

No.	Description of Exhibit

10.1	Promissory Note, dated April 11, 2024 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 12, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XRBL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARBLEGATE ACQUISITION CORP.

Date: May 13, 2024	By:	/s/ Andrew Milgram
	Name:	Andrew Milgram
	Title:	Chief Executive Officer and Executive Director
(Principal Executive Officer)

Date: May 13, 2024	By:	/s/ Jeffrey Kravetz
	Name:	Jeffrey Kravetz
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)