Form 10-Q
period 2024-06-30
Marblegate Acquisition Corp.
filed 2024-08-07
CIK 1838513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-
2

of the Exchange Act). Yes ☒ No ☐
As of August
7
, 2024, there were 5,547,605 shares of Class A common stock, $0.0001 par value (“Class A common stock”) and 6,303,333 shares of Class B common stock, $0.0001 par value (“Class B common stock”), issued and outstanding.

MARBLEGATE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MARBLEGATE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2024 (unaudited)	December 31, 2023
ASSETS
Current assets
Cash	$37,302	$123,870
Prepaid expenses	47,097	35,596

Total Current Assets	84,399	159,466

Other assets	—	—
Cash held in Trust Account	6,929,181	6,781,024

TOTAL ASSETS	$7,013,580	$6,940,490

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$389,477	$373,758
Excise tax payable	38,791	38,791
Income taxes payable	22,610	70,906

Total Current Liabilities	450,878	483,455
Deferred legal fees	4,605,789	3,927,583
Promissory notes – related party	2,790,000	2,225,000
Warrant liability	16,881	7,507
Deferred underwriting fee payable	15,000,000	15,000,000

Total Liabilities	22,863,548	21,643,545

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 200,000,000 shares authorized; 637,605 shares issued and outstanding at $10.81 and $10.63 per share redemption value as of June 30, 2024 and December 31, 2023, respectively	6,891,176	6,780,204

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 4,910,000 shares issued and outstanding (excluding 637,605 shares subject to possible redemption) as of June 30, 2024 and December 31, 2023, respectively	491	491
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,303,333 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	630	630
Additional paid-in capital	—	—
Accumulated deficit	(22,742,265)	(21,484,380)

Total Stockholders’ Deficit	(22,741,144)	(21,483,259)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,013,580	$6,940,490

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating costs	$525,762	$1,181,011	$1,255,162	$3,695,378

Loss from operations	(525,762)	(1,181,011)	(1,255,162)	(3,695,378)
Other income:
Change in fair value of warrant liability	(3,276)	36,400	(9,374)	(6,370)
Interest earned on cash and marketable securities held in Trust Account	73,788	127,909	148,157	228,525

Total other income, net	70,512	164,309	138,783	222,155
Loss before provision for income taxes	(455,250)	(1,016,702)	(1,116,379)	(3,473,223)
Provision for income taxes	(18,464)	(14,160)	(30,534)	(39,842)

Net loss	$(473,714)	$(1,030,862)	$(1,146,913)	$(3,513,065)

Weighted average shares outstanding of Class A common stock	637,605	1,002,336	637,605	1,006,341

Basic and diluted net loss per share, Class A common stock	$(0.04)	$(0.08)	$(0.10)	$(0.29)

Weighted average shares outstanding of Class B common stock and non-redeemable Class A common stock	11,213,333	11,213,333	11,213,333	11,213,333

Basic and diluted net loss per share, Class B common stock and non-redeemable Class A common stock	$(0.04)	$(0.08)	$(0.10)	$(0.29)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	4,910,000	$491	6,303,333	$630	$—	$(21,484,380)	$(21,483,259)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(72,669)	(72,669)
Net loss	—	—	—	—	—	(673,199)	(673,199)
Balance – March 31, 2024	4,910,000	$491	6,303,333	$630	$—	$(22,230,248)	$(22,229,127)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(38,303)	(38,303)
Net loss	—	—	—	—	—	(473,714)	(473,714)

Balance – June 30, 2024	4,910,000	$491	6,303,333	$630	$—	$(22,742,265)	$(22,741,144)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – January 1, 2023	910,000	$91	10,303,333	$1,030	$—	$(15,786,360)	$(15,785,239)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(61,616)	(61,616)
Net loss	—	—	—	—	—	(2,482,203)	(2,482,203)

Balance – March 31, 2023	910,000	91	10,303,333	1,030	—	(18,330,179)	(18,329,058)
Conversion of Class B common stock to Class A common stock	4,000,000	400	(4,000,000)	(400)	—	—	—
Recognition of excise tax liability on stock redemptions	—	—	—	—	—	(25,153)	(25,153)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(8,202)	(8,202)
Net loss	—	—	—	—	—	(1,030,862)	(1,030,862)

Balance – June 30, 2023	4,910,000	$491	6,303,333	$630	$—	$(19,394,396)	$(19,393,275)
The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(1,146,913)	$(3,513,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(148,157)	(228,525)
Change in fair value of warrant liabilities	9,374	6,370
Changes in operating assets and liabilities:
Prepaid expenses	(11,503)	43,950
Accounts payable and accrued expenses	15,720	(146,741)
Deferred legal fee	678,206	2,401,827
Income taxes payable	(48,295)	(607,044)

Net cash used in operating activities	(651,568)	(2,043,228)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	—	100,391

Net cash provided by investing activities	—	100,391
Cash Flows from Financing Activities:
Proceeds from promissory notes - related party	565,000	1,385,000

Net cash provided by financing activities	565,000	1,385,000

Net Change in Cash	(86,568)	(557,837)
Cash – Beginning of period	123,870	568,355

Cash – End of period	$37,302	$10,518

Non-Cash investing and financing activities:
Cash paid for income taxes	$78,839	$646,886
Remeasurement for Class A common stock to redemption amount	$110,971	$69,818
Share redemption payable	$—	$2,515,240

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
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
As of June 30, 2024, the Company had not yet commenced any operations. All activity through June 30, 2024 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, identifying a target Company for a Business Combination and working to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the investments held in the Trust Account (as defined below).
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
JUNE 30, 2024
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
JUNE 30, 2024
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
of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. In April 2024, the Treasury issued proposed regulations providing guidance with respect to the excise tax. Taxpayers may rely on these proposed regulations until final regulations are issued. Under the proposed regulations, liquidating distributions made by special purpose acquisition companies are exempt from the excise tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with the Business Combination, extension vote or otherwise, may be subject to the excise tax depending on a number of factors. Because the excise tax would be payable by the Company and not by the redeeming stockholders, the mechanics of any required payment of the excise tax have not yet been determined. The obligation of the Company to pay any excise tax could cause a reduction in the cash available on hand to complete the Business Combination and in the Company’s ability to complete the Business Combination.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The Company will not use, now or in the future, any funds in the Trust Account, including any interest thereon, to pay for any excise tax imposed under the IR Act. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
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

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)

Management has evaluated the requirements of the IR Act and the Company’s operations and has determined that $38,791 is required to be recorded as a liability, which remained outstanding on the Company’s balance sheet as of June 30, 2024. This liability will be reevaluated and remeasured at the end of each quarterly period.
Going Concern
As of June 30, 2024 the Company had $37,302 in its operating bank account, $6,929,181 in the Trust Account held in an interest-bearing demand deposit account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and an adjusted working capital deficit of $337,017 which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of June 30, 2024, $521,251 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for structuring, negotiating and consummating the Business Combination and/or any other related activities.
The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs (“Working Capital Loans”). Accordingly, the Company may not be able to obtain additional financing. In instances of working capital deficits, the Sponsor has agreed to fund cash shortfalls up to $600,000. On June 30, 2022, the Company issued a promissory note to a member of the Sponsor for a working capital loan for which the Company may borrow up to an aggregate amount of $600,000 (see Note 5). On February 13, 2023, the Company issued a promissory note in the principal amount of up to $1,100,000 to Marblegate SOMF (the “February 2023 Note”). On July 20, 2023, the Company issued a promissory note in the principal amount of up to $500,000 to Marblegate SOMF (the “July 2023 Note”). On December 21, 2023, the Company issued a promissory note in the principal amount of up to $450,000 to Marblegate SOMF (the “December 2023 Note”). On April 11, 2024, the Company issued a promissory note in the principal amount of up to $240,000 to Marblegate SOMF (the “April 2024 Note”).

On July 18, 2024, the Company issued a promissory note (the “July 2024 Note”) in the principal amount of up to $255,000 to Marblegate SOMF.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. As of June 30, 2024 and December 31, 2023, $2,790,000 and $2,225,000 are outstanding on the Working Capital Loans, respectively.
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
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 5, 2024 (or such earlier date as determined by the Company’s board of directors), to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity issue and the mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be required to liquidate after October 5, 2024 (or such earlier date as determined by the Company’s board of directors). The Company intends to continue to seek to complete a Business Combination, such as the DePalma Business Combination (as defined in Note 6), before the mandatory liquidation date.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
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
for the year ended December 31, 2023, as filed with the SEC on April 1, 2024 (the “2023 Annual Report”). The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2024 and December 31, 2023.
Balances of cash as of June 30, 2024 and December 31, 2023 included $35,400 withdrawn from the Trust Account for payment of the Company’s tax obligations. These funds are held in a segregated bank account and will only be used for payment of income and Delaware franchise taxes.
Cash Held in Trust Account
As of June 30, 2024 and December 31, 2023, the Company’s investments held in the Trust Account are held in an interest-bearing demand deposit account at a US bank and are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
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
Accordingly, at June 30, 2024 and December 31, 2023, the 637,605 shares of Class A common stock subject to possible redemption is presented at $10.81 and $10.63 redemption value as temporary equity, respectively, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
At June 30, 2024 and December 31, 2023, the shares of Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

	Number of Shares	$
Class A common stock subject to possible redemption at December 31, 2023	637,605	6,780,204
Add:
Remeasurement of carrying value to redemption value	—	72,669
Class A common stock subject to possible redemption at March 31, 2024	637,605	6,852,873
Add:
Remeasurement of carrying value to redemption value	—	38,303

Class A common stock subject to possible redemption at June 30, 2024	637,605	6,891,176

Offering Costs
The Company complied with the requirements of
FASB

ASC Topic 340-10-S99-1 and SEC
Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consisted of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses. Offering costs associated with the Public Shares were charged to stockholders’ deficit upon the completion of the Initial Public Offering. Offering costs amounted to $42,630,587, of which $42,588,262 were charged to stockholders’ deficit upon the completion of the Initial Public Offering (inclusive of the $20,615,450 for the fair value of the Founder Shares attributable to certain anchor investors (see Note 5)
)
and $41,314 were expensed to the condensed statements of operation. Offering costs of $1,011 allocated to the Private Placement Warrants were expensed to the condensed statements of operations.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)

Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it.
ASC
740-270-25-2
requires that an annual effective tax rate be determined, and such annual effective tax rate applied to year-to-date
income in interim periods under ASC
740-270-30-5.

The
Company’s effective tax rate was (4.06%) and (1.39
%) for the three months ended June 30, 2024 and 2023, respectively, and (2.74%) and (1.15%) for the six months ended June 30, 2024 and 2023, respectively. The effective tax rate differs from the statutory rate of 21% for the three and six months ended June 30, 2024 and 2023, primarily due to changes in fair value in warrant liability, no
n-deductible
acquisition costs and the valuation allowance on the deferred tax assets, as well as state taxes.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,455,000 Class A common stock in the aggregate. As of June 30, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.
The following table reflects the calculation of basic and diluted loss per common stock (in dollars, except per share amounts):

	Three Months Ended June 30,
	2024		2023
	Class A	Class B and non-redeemable Class A	Class A	Class B and non-redeemable Class A
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss, as adjusted	$(25,487)	$(448,227)	$(84,586)	$(946,276)
Denominator:
Basic and diluted weighted average shares outstanding	637,605	11,213,333	1,002,336	11,213,333
Basic and diluted net loss per share of common stock	$(0.04)	$(0.04)	$(0.08)	$(0.08)

	Six Months Ended June 30,
	2024		2023
	Class A	Class B and non-redeemable Class A	Class A	Class B and non-redeemable Class A
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss, as adjusted	$(61,706)	$(1,085,207)	$(289,316)	$(3,223,749)
Denominator:
Basic and diluted weighted average shares outstanding	637,605	11,213,333	1,006,341	11,213,333
Basic and diluted net loss per share of common stock	$(0.10)	$(0.10)	$(0.29)	$(0.29)

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)

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
JUNE 30, 2024
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
restrictions.
The sale of the membership interests to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 100,000 shares granted to the Company’s directors was $835,000 or $8.35 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.
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
JUNE 30, 2024
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
On March 27, 2022, the Sponsor signed a commitment letter stating that in instances of cash shortfalls, the Sponsor agreed to provide support of up to $600,000 to enable the Company to continue its operations and meet its potential obligations. On June 30, 2022, the Company issued a promissory note to Marblegate Special Opportunities Master Fund, L.P., a member of the Sponsor (“Marblegate SOMF”), for a Working Capital Loan for which the Company may borrow up to the principal sum of $600,000 (the “2022 Note”). The note bears no interest and is due and payable upon the earlier of (i) the date on which the Company consummates its initial Business Combination or (ii) the date that the winding up of the Company is effective. At the option of the payee (“Payee”), at any time prior to payment in full of the principal balance of the note, the Payee may elect to convert up to $600,000 of the unpaid principal balance of the note into that number of shares of Class A common stock of the Company (the “Conversion Shares”), equal to (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares shall be identical to the shares of Class A common stock included in the units issued in the Private Placement. On July 1, 2022, the Company borrowed $200,000 under the promissory note for the Working Capital Loan. As of June 30, 2024 and December 31, 2023, there were $600,000 and $600,000 outstanding balances under the 2022 Note.
On February 13, 2023, the Company issued the February 2023 Note in the principal amount of up to $1,100,000 to Marblegate SOMF in connection with advances Marblegate SOMF made to the Company for working capital expenses. The February 2023 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Marblegate SOMF, all or a portion of the unpaid principal amount of the February 2023 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its Sponsor and the representative of the underwriters in a private placement in connection with the Company’s Initial Public Offering. The Conversion Shares are entitled to the registration rights set forth in the February 2023 Note. As of June 30, 2024 and December 31, 2023, there was $1,100,000 outstanding balances under the February 2023 Note.
On July 20, 2023, the Company issued the July 2023 Note in the principal amount of up to $500,000 to Marblegate SOMF in connection with advances Marblegate SOMF made to the Company for working capital expenses. The July 2023 Note bears no
interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of Marblegate SOMF, all or a portion of the unpaid principal amount of the July 2023 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its Sponsor and the representative of the underwriters in a private placement in connection with the Company’s Initial Public Offering. The Conversion Shares are entitled to the registration rights set forth in the July 2023 Note. As of June 30, 2024 and December 31, 2023, there was $500,000 outstanding balance under the July 2023 Note.
On December 21, 2023, the Company issued the December 2023 Note in the principal amount of up to $450,000 to Marblegate SOMF in connection with advances Marblegate SOMF made to the Company for working capital expenses. The December 2023 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of Marblegate SOMF, all or a portion of the unpaid principal amount of the December 2023 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its Sponsor and the representative of the underwriters in a private placement in connection with the Company’s Initial Public Offering. The Conversion Shares are entitled to the registration rights set forth in the December 2023 Note. As of June 30, 2024 and December 31, 2023, there was $450,000 and $25,000 outstanding under the December 2023 Note, respectively.
On April 11, 2024, the Company issued the April 2024 Note in the principal amount of up to $240,000 to Marblegate SOMF in connection with advances the Payee made
to the Company for working capital expenses. The April 2024 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Payee, all or a portion of the unpaid principal amount of the April 2024 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its Sponsor and the representative of the underwriters in a private placement in connection with the Company’s Initial Public Offering. The Conversion Shares are entitled to the registration rights set forth in the April 2024 Note. As of June 30, 2024 there was $140,000 outstanding balance under the April 2024 Note.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)

Administrative Support Agreement
The Company entered into an agreement, commencing on September 30, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total not to exceed $10,000 per month for secretarial and administrative support. For the three and six months ended June 30, 2024, the Company incurred $30,000 and $60,000, respectively, in fees for these services, which fees are included in accrued expenses in the accompanying condensed balance sheets. For the three and six months ended June 30, 2023, the Company incurred $30,000 and $60,000 in fees for these services, respectively, which fees are included in accrued expenses in the accompanying condensed balance sheets.
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
Business Combination Agreement
On February 14, 2023, the Company entered into a business combination agreement (as it may be amended or restated from time to time, the “DePalma Business Combination Agreement”), with Marblegate Asset Management, LLC, a Delaware limited liability company (“Marblegate”), Marblegate Capital Corporation, a Delaware corporation (“New MAC”), MAC Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of New MAC (“Merger Sub”), DePalma Acquisition I LLC, a Delaware limited liability company (“DePalma I”), and DePalma Acquisition II LLC, a Delaware limited liability company (“DePalma II,” and together with DePalma I, “DePalma”), pursuant to which the Company agreed to combine with DePalma in a series of transactions that will result in New MAC becoming a publicly-traded company whose shares are expected to trade on
T
he Nasdaq
C
apital
 Market (the “DePalma Business Combination”).

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)

NOTE 7. PRIVATE WARRANTS
As of June 30, 2024 and December 31, 2023, there are 455,000 outstanding Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 8. STOCKHOLDERS’ DEFICIT
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue up to 200,000,000 shares of Class A common stock, $0.0001 par value. Holders of the Company’s Class A common stock are entitled to one vote for each share. On June 28, 2023, the Sponsor converted 4,000,000 shares of Class B common stock into 4,000,000 shares of Class A common stock, which represented 40% of the outstanding shares of the Company’s Class A common stock as of the conversion date. At June 30, 2024 and December 31, 2023, there were 4,910,000 shares of Class A common stock issued and outstanding, excluding 637,605 shares of Class A common stock subject to possible redemption and presented as temporary equity.
Class
 B Common Stock
—The Company is authorized to issue up to 20,000,000 shares of Class B common stock, $0.0001 par value. Holders of the Company’s Class B common stock are entitled to one vote for each share. At June 30, 2024 and December 31, 2023, there were 6,303,333 shares of Class B common stock issued and outstanding.
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
JUNE 30, 2024
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
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2024			December 31, 2023
	Level	Amount		Level	Amount
Liabilities:
Warrant Liability – Private Placement Warrants	3	$	$16,881	3	$7,507

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
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
The following table provides quantitative information regarding Level 3 fair value measurements:

	June 30, 2024	December 31, 2023
Stock price	$10.80	$10.44
Exercise price	$11.50	$11.50
Expected term (in years)	0.35	0.84
Volatility	28.5%	30.0%
Risk-free rate	n/a	n/a %
Dividend yield	0.0%	0.0%
The following table presents the changes in the fair value of Level 3 warrant liabilities as of June 30, 2024, and December 31, 2023:

Warrant Liabilities
Fair value as of December 31, 2023	$7,508
Change in fair value	6,097
Fair value as of March 31, 2024	$13,605
Change in fair value	3,276

Fair value as of June 30, 2024	$16,881

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the period ended June 30, 2024 and December 31, 2023.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.
On July 18, 2024, the Company issued a promissory note (the “July 2024 Note”) in the principal amount of up to $255,000 to Marblegate SOM
F
 in connection with advances
Marblegate SOMF
has made, and may make in the future, to the Company for working capital expenses. The July 2024 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of
Marblegate SOMF
, all or a portion of the unpaid principal amount of the July 2024 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the July 2024 Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its Sponsor and the representative of the underwriters in a private placement in connection with the Company’s Initial Public Offering. The Conversion Shares are entitled to the registration rights set forth in the July 2024 Note.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of a Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of a Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “Initial Public Offering”) and our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), as filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On January 24, 2024, the SEC adopted new rules and regulations for special purpose acquisition companies (“SPACs”), which became effective on July 1, 2024 (the “2024 SPAC Rules”). The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act of 1940, as amended, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Recent Developments

On July 18, 2024, the Company issued a promissory note (the “July 2024 Note”) in the principal amount of up to $255,000 to Marblegate Special Opportunities Master Fund, L.P., a member of the Sponsor (“Marblegate SOMF”). The July 2024 Note was issued in connection with advances Marblegate SOMF has made, and may make in the future, to the Company for working capital expenses. The July 2024 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of Marblegate SOMF, all or a portion of the unpaid principal amount of the July 2024 Note may be converted into that number of shares of Class A common stock of the Company (the “Conversion Shares”), equal to: (x) the portion of the principal amount of the July 2024 Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to the Sponsor and the representative of the underwriters in a private placement in connection with the Company’s Initial Public Offering. The Conversion Shares are entitled to the registration rights set forth in the July 2024 Note.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 10, 2020 (inception) through June 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account established for the benefit of our public stockholders with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for and completing a Business Combination.

For the three months ended June 30, 2024, we had a net loss of $473,714, which consists of operating costs of $525,762, provision for income tax of $18,464 and change in fair value of warrant liabilities of $3,276, offset by interest income on investments held in the Trust Account of $73,788.

For the three months ended June 30, 2023, we had a net loss of $1,030,862, which consists of operating and formation costs of $1,181,011 and provision for income taxes of $14,160, offset by interest income on marketable securities held in the Trust Account of $127,909 and change in fair value of warrant liabilities of $36,400.

For the six months ended June 30, 2024, we had a net loss of $1,146,913, which consists of change in fair value of warrant liabilities of $9,374, operating costs of $1,255,162 and provision for income tax of $30,534, offset by interest income on investments held in the Trust Account of $148,157.

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

For the six months ended June 30, 2024, cash used in operating activities was $651,568. Net loss of $1,146,913 was affected by interest earned on investments held in the Trust Account of $148,157 and change in fair value of warrant liabilities of $9,374. Changes in operating assets and liabilities provided $634,128 of cash from operating activities.

For the six months ended June 30, 2023, cash used in operating activities was $2,043,228. Net loss of $3,513,065 was affected by interest earned on marketable securities held in the Trust Account of $228,525 and change in fair value of warrant liabilities of $6,370. Changes in operating assets and liabilities provided $1,691,992 of cash from operating activities.

As of June 30, 2024, we had cash held in the Trust Account of $6,929,181 (including $521,251 of interest income, net of unrealized losses) consisting of investments in money market funds. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the six months ended June 30, 2024, we did not withdraw any interest income from the Trust Account to pay franchise and income taxes or in connection with redemptions.

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

As of June 30, 2024, we had cash of $37,302 outside of the Trust Account. We have used and intend to continue to use the funds held outside the Trust Account primarily to complete a Business Combination, such as the DePalma Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, members of the Sponsor, or certain of our officers, directors or their affiliates may, but are not obligated to, loan us working capital loans, as may be required. If we complete a Business Combination, we would repay any working capital loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay any working capital loans but no proceeds from our Trust Account would be used for such repayment. On June 30, 2022, we issued a promissory note (the “2022 Promissory Note”) to Marblegate SOMF, for a working capital loan for which we may borrow up to the principal sum of $600,000. On July 1, 2022, February 2, 2023 and February 8, 2023, we borrowed $200,000, $200,000 and $200,000 under the 2022 Promissory Note, respectively. On February 13, 2023, the Company issued an additional promissory note (the “2023 Promissory Note”) to Marblegate SOMF in the amount of $1,100,000. On July 20, 2023, the Company issued an additional promissory note (the “July 2023 Note”) to Marblegate SOMF in the amount of $500,000. On December 21, 2023, the Company issued another promissory note in the principal amount of up to $450,000 to Marblegate SOMF (the “December 2023 Promissory Note”). On April 11, 2024, the Company issued a promissory note (the “April 2024 Promissory Note”) in the principal amount of up to $240,000 to Marblegate SOMF. Each of the 2022 Promissory Note, the 2023 Promissory Note, the July 2023 Note, the December 2023 Promissory Note and the April 2024 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the payee, all or a portion of the unpaid principal amount of the note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its Sponsor and the representative of the underwriters in a private placement in connection with the Company’s Initial Public Offering. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, including the DePalma Business Combination, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. As of June 30, 2024 and December 31, 2023, $2,790,000 and $2,225,000 are outstanding on the working capital loans, respectively.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024 and December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating loss per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Our management evaluated, with the participation of our current principal executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors in our final prospectus for the Initial Public Offering, in our 2023 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Report, except as set forth below, there have been no material changes to the risk factors disclosed in final prospectus for the Initial Public Offering and our Annual Report on Form 10-K for the period ended December 31, 2023, as filed with the SEC on April 1, 2024, except we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

If we fail to consummate our initial Business Combination by September 30, 2024, the trading of our securities on Nasdaq may be suspended and our securities may be delisted from Nasdaq, which may have a material adverse effect on the trading of our securities and our ability to consummate an initial Business Combination.

The registration statement for our Initial Public Offering was declared effective by the SEC on September 30, 2021 and our securities are currently listed on the Nasdaq Capital Market. Pursuant to our amended and restated certificate of incorporation, as amended, we have until October 5, 2024 (or such shorter period of time as determined by our board of directors) to consummate our initial Business Combination. Nasdaq’s rules and guidance currently provide that SPACs (such as us) must satisfy certain listing conditions, including that a SPAC must complete one or more Business Combinations meeting certain conditions within 36 months of the effectiveness of its initial public offering registration statement (the “36-Month Requirement”). If a SPAC does not meet the 36-Month Requirement, it will receive a Staff Delisting Determination from Nasdaq which, among other things, informs the SPAC that (i) its securities will be suspended as of a date certain; (ii) it has a right to request review of the Staff Delisting Determination by a Hearings Panel; and (iii) a timely request for such review will stay the suspension and delisting action pending the issuance of a written decision of the Hearings Panel. The Hearings Panel may, where it deems appropriate, grant an exception to the continued listing standards for a period not to exceed 180 days from the date of the Staff Delisting Determination. The basis for the Staff Delisting Determination may be cured if, for example, a SPAC completes an initial Business Combination during the period of the stay.

On July 8, 2024, Nasdaq filed with the SEC a proposal to change the rules applicable to the foregoing procedures (the “Proposed Nasdaq Rules”) that includes removing the stay referred to above so that a SPAC’s securities will be immediately suspended from trading on Nasdaq through the pendency of the Hearings Panel’s review. In addition, under the Proposed Nasdaq Rules, the scope of the Hearings Panel’s review would be limited, as the Hearings Panel may only reverse a Staff Delisting Determination where it determines that the Staff Delisting Determination was in error and that the SPAC never failed to satisfy the 36-Month Requirement. In such cases, the Hearings Panel would not be able to consider facts indicating that the SPAC had regained compliance since the date of the Staff Delisting Determination, nor may the Hearings Panel grant an exception allowing the SPAC additional time to regain compliance. If a SPAC completes a Business Combination after receiving a Staff Delisting Determination and/or demonstrates compliance with all applicable initial listing requirements, the combined company could apply to list its securities on Nasdaq pursuant to the normal application review process. The Proposed Nasdaq Rules contained a list of deficiencies that would immediately result in a Staff Delisting Determination, which includes noncompliance with the 36-Month Requirement.

On July 15, 2024, the SEC issued a release approving the immediate effectiveness of the Proposed Nasdaq Rules. The Proposed Nasdaq Rules will become operative on October 7, 2024. Since the Proposed Nasdaq Rules do not become operative until after 36 months from our Initial Public Offering, we do not believe that we will be immediately subject to the Proposed Nasdaq Rules. Accordingly, in the event that we receive a Staff Delisting Determination from Nasdaq prior to October 7, 2024 and timely request a review of the Staff Delisting Determination, we may be granted a stay of the suspension and delisting action pending the issuance of a written decision of the Hearings Panel.

If we are not able to consummate our initial Business Combination on or prior to September 30, 2024 and do not receive a Staff Delisting Determination prior to October 7, 2024 or timely request a review, our securities will be suspended from trading on Nasdaq and will be subject to potential delisting. If Nasdaq were to suspend our securities from trading, or delist our securities, our securities could potentially be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	our ability to complete an initial Business Combination with a target company contemplating a Nasdaq listing, as we would be a less attractive acquiror absent a listing on a national exchange;

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A common stock is a “penny stock,” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

In addition, if our securities are delisted from Nasdaq, offers and sales of our securities by us may be subject to regulation and we may be subject to additional compliance costs in each state in which we offer or sell our securities.

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

Issuer Purchases of Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

10.1	Promissory Note, dated April 11, 2024 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 12, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XRBL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARBLEGATE ACQUISITION CORP.

Date: August 7, 2024	By:	/s/ Andrew Milgram
	Name:	Andrew Milgram
	Title:	Chief Executive Officer and Executive Director
(Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Jeffrey Kravetz
	Name:	Jeffrey Kravetz
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)