Form 10-Q
period 2024-09-30
Marblegate Acquisition Corp.
filed 2024-11-08
CIK 1838513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
the
Exchange Act). Yes ☒ No ☐
As of November
8
, 2024, there were 5,278,879 shares of Class A common stock, $0.0001 par value (“Class A common stock”) and 6,303,333 shares of Class B common stock, $0.0001 par value (“Class B common stock”), issued and outstanding.

MARBLEGATE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MARBLEGATE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2024 (unaudited)	December 31, 2023
ASSETS
Current assets
Cash	$96,701	$123,870
Prepaid expenses	26,623	35,596

Total Current Assets	123,324	159,466
Other assets	—	—
Cash held in Trust Account	4,028,377	6,781,024

TOTAL ASSETS	$4,151,701	$6,940,490

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$412,943	$373,758
Excise tax payable	68,072	38,791
Income taxes payable	54,711	70,906

Total Current Liabilities	535,726	483,455
Deferred legal fees	4,903,409	3,927,583
Promissory notes – related party	3,070,000	2,225,000
Warrant liability	15,607	7,507
Deferred underwriting fee payable	15,000,000	15,000,000

Total Liabilities	23,524,742	21,643,545

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 200,000,000 shares authorized; 368,879 and 637,605 shares issued and outstanding at $ 10.87 and $ 10.63 per share redemption value as of September 30, 2024 and December 31, 2023, respectively	4,010,208	6,780,204
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 4,910,000 shares issued and outstanding (excluding 368,879 shares subject to possible redemption) as of September 30, 2024 and December 31, 2023, respectively	491	491
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,303,333 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	630	630
Additional paid-in capital	—	—
Accumulated deficit	(23,384,370)	(21,484,380)

Total Stockholders’ Deficit	(23,383,249)	(21,483,259)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,151,701	$6,940,490

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating costs	$604,684	$960,044	$1,859,846	$4,655,422

Loss from operations	(604,684)	(960,044)	(1,859,846)	(4,655,422)

Other income (expense):
Change in fair value of warrant liability	1,274	(9,100)	(8,100)	(15,470)
Interest earned on cash and marketable securities held in Trust Account	69,716	103,460	217,873	331,985

Total other income, net	70,990	94,360	209,773	316,515
Loss before provision for income taxes	(533,694)	(865,684)	(1,650,073)	(4,338,907)
Provision for income taxes	(32,101)	(20,299)	(62,635)	(60,141)

Net loss	$(565,795)	$(885,983)	$(1,712,708)	$(4,399,048)

Weighted average shares outstanding of Class A common stock	579,186	766,064	617,990	925,369

Basic and diluted net loss per share, Class A common stock	$(0.05)	$(0.07)	$(0.14)	$(0.36)

Weighted average shares outstanding of Class B common stock and non-redeemable Class A common stock	11,213,333	11,213,333	11,213,333	11,213,333

Basic and diluted net loss per share, Class B common stock and non-redeemable Class A common stock	$(0.05)	$(0.07)	$(0.14)	$(0.36)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – January 1, 2024	4,910,000	$491	6,303,333	$630	$—	$(21,484,380)	$(21,483,259)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(72,669)	(72,669)
Net loss	—	—	—	—	—	(673,199)	(673,199)

Balance – March 31, 2024	4,910,000	$491	6,303,333	$630	$—	$(22,230,248)	$(22,229,127)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(38,303)	(38,303)
Net loss	—	—	—	—	—	(473,714)	(473,714)

Balance – June 30, 2024	4,910,000	$491	6,303,333	$630	$—	$(22,742,265)	$(22,741,144)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(47,030)	(47,030)
Recognition of excise tax liability on stock redemptions	—	—	—	—	—	(29,280)	(29,280)
Net loss	—	—	—	—	—	(565,795)	(565,795)

Balance – September 30, 2024	4,910,000	$491	6,303,333	$630	$—	$(23,384,370)	$(23,383,249)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – January 1, 2023	910,000	$91	10,303,333	$1,030	$—	$(15,786,360)	$(15,785,239)
Remeasurement for Class A common stock to redemption amount	—	—	—	—	—	(61,616)	(61,616)
Net loss	—	—	—	—	—	(2,482,203)	(2,482,203)

Balance – March 31, 2023	910,000	91	10,303,333	1,030	—	(18,330,179)	(18,329,058)
Conversion of Class B common stock to Class A common stock	4,000,000	400	(4,000,000)	(400)	—	—	—
Recognition of excise tax liability on stock redemptions	—	—	—	—	—	(25,153)	(25,153)
Remeasurement for Class A common stock to redemption amount	—	—	—	—	—	(8,202)	(8,202)
Net loss	—	—	—	—	—	(1,030,862)	(1,030,862)

Balance – June 30, 2023	4,910,000	491	6,303,333	630	—	(19,394,396)	(19,393,275)
Remeasurement for Class A common stock to redemption amount	—	—	—	—	—	(1,423)	(1,423)
Net loss	—	—	—	—	—	(885,983)	(885,983)

Balance – September 30, 2023	4,910,000	$491	6,303,333	$630	$—	$(20,281,802)	$(20,280,681)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(1,712,708)	$(4,399,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(217,873)	(331,985)
Change in fair value of warrant liabilities	8,100	15,470
Changes in operating assets and liabilities:
Prepaid expenses	8,973	151,050
Accounts payable and accrued expenses	39,187	(131,946)
Deferred legal fee	975,826	2,998,731
Income taxes payable	(16,195)	(586,745)

Net cash used in operating activities	(914,690)	(2,284,473)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	42,521	141,418
Cash withdrawn from Trust Account in connection with redemptions	2,927,998	2,515,240

Net cash provided by investing activities	2,970,519	2,656,658

Cash Flows from Financing Activities:
Proceeds from convertible promissory note - related party	845,000	1,625,000
Redemption of common stock	(2,927,998)	(2,515,240)

Net cash used in financing activities	(2,082,998)	(890,240)

Net Change in Cash	(27,169)	(518,055)
Cash – Beginning of period	123,870	568,355

Cash – End of period	$96,701	$50,300

Non-Cash investing and financing activities:
Cash paid for income taxes	$78,830	$646,886

Remeasurement for Class A common stock to redemption amount	$158,001	$71,241

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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
As of September 30, 2024, the Company had not yet commenced any operations. All activity through September 30, 2024 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, identifying a target Company for a Business Combination and working to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the investments held in the Trust Account (as defined below).
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
SEPTEMBER 30, 2024
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
On December 7, 2022, the Company filed an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “First Extension Amendment”). The First Extension Amendment extended the date by which the Company must consummate its initial business combination from January 5, 2023, to July 5, 2023, or such earlier date as determined by the Company’s board of directors. In connection with the First Extension Amendment, stockholders holding 28,989,609 shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $ 293.5 million (approximately $10.12 per share) was removed from the Trust Account to pay such holders. Following redemptions, the Company had 1,010,391 Public Shares outstanding.
On June 27, 2023, the Company filed a second amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Second Extension Amendment”). The Second Extension Amendment extended the date by which the Company must consummate its initial business combination for an additional six (6) months, from July 5, 2023 to January 5, 2024, or such earlier date as determined by the Company’s board of directors. In connection with the Second Extension Amendment, stockholders holding 244,327 shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $2.5 million (approximately $10.29 per share) was removed from the Trust Account to pay such holders. Following redemptions, the Company had 766,064 Public Shares outstanding.
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
On September 10, 2024, the Company filed a fourth amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Fourth Extension Amendment”). The Fourth Extension Amendment extends the date by which the Company must consummate its initial business combination from October 5, 2024, to April 5, 2025, or such earlier date as determined by the Company’s board of directors. In connection with the Fourth Extension Amendment, stockholders holding 268,726 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $2.9 million (approximately $10.90 per share) was removed from the Trust Account to pay such holders. Following redemptions, the Company has 368,879 Public Shares outstanding.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)

As a result of the Fourth Extension Amendment, the Company has until April 5, 2025 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, including all available extensions, then, unless our board of directors and stockholders approve a further extension of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1%of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. In April 2024, the Treasury issued proposed regulations providing guidance with respect to the excise tax. Taxpayers may rely on these proposed regulations until final regulations are issued. Under the proposed regulations, liquidating distributions made by special purpose acquisition companies are exempt from the excise tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with the Business Combination, extension vote or otherwise, may be subject to the excise tax depending on a number of factors. Because the excise tax would be payable by the Company and not by the redeeming stockholders, the mechanics of any required payment of the excise tax have not yet been determined. The obligation of the Company to pay any excise tax could cause a reduction in the cash available on hand to complete the Business Combination and in the Company’s ability to complete the Business Combination.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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
As discussed above, on June 27, 2023, holders of 244,327 shares of Common Stock elected to redeem their shares in connection with the Second Extension Amendment. As a result, $2,515,240 was removed from the Trust Account to pay such holders. On December 19, 2023, holders of 128,459 shares of Common Stock elected to redeem their shares in connection with the Third Extension Amendment. As a result, $1,363,936 was removed from the Trust Account to pay such holders. On September 10, 2024, holders of 268,726 shares of common stock elected to redeem their shares in connection with the Fourth Extension Amendment. As a result, $2,927,998 was removed from the Trust Account to pay such holders.
Management has evaluated the requirements of the IR Act and the Company’s operations and has determined that $68,072 is required to be recorded as a liability, which remained outstanding on the Company’s balance sheet as of September 30, 2024. This liability will be reevaluated and remeasured at the end of each quarterly period.
During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the excise tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024. The Company is currently evaluating its options with respect to this obligation. Any amount of such excise tax not paid in full will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.
Going Concern
As of September 30, 2024 the Company had $96,701 in its operating bank accounts, $4,028,377 in the Trust Account held in an interest-bearing demand deposit account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and an adjusted working capital deficit of $357,691 which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of September 30, 2024, $321,143 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for structuring, negotiating and consummating the Business Combination and/or any other related activities.
The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs (“Working Capital Loans”). Accordingly, the Company may not be able to obtain additional financing. In instances of working capital deficits, the Sponsor has agreed to fund cash shortfalls up to $600,000. On June 30, 2022, the Company issued a promissory note to a member of the Sponsor for a working capital loan for which the Company may borrow up to an aggregate amount of $600,000 (see Note 5). On February 13, 2023, the Company issued a promissory note in the principal amount of up to $1,100,000 to Marblegate Special Opportunities Master Fund, L.P., a member of the Company’s sponsor (“Marblegate SOMF”) (the “February 2023 Note”). On July 20, 2023, the Company issued a promissory note in the principal amount of up to $500,000 to Marblegate SOMF (the “July 2023 Note”). On December 21, 2023, the Company issued a promissory note in the principal amount of up to $450,000 to Marblegate SOMF (the “December 2023 Note”). On April 11, 2024, the Company issued a promissory note in the principal amount of up to $240,000 to Marblegate SOMF (the “April 2024 Note”). On July 18, 2024, the Company issued a promissory note (the “July 2024 Note”) in the principal amount of up to $255,000 to Marblegate SOMF. On October 22, 2024, the Company issued a promissory note (the “October 2024 Note”) in the principal amount of up to $250,000 to Marblegate SOMF. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. As of September 30, 2024 and December 31, 2023, $3,070,000 and $2,225,000 are outstanding on the Working Capital Loans, respectively.
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
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until April 5, 2025 (or such earlier date as determined by the Company’s board of directors), to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity issue and the mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be required to liquidate after April 5, 2025 (or such earlier date as determined by the Company’s board of directors). The Company intends to continue to seek to complete a Business Combination, such as the DePalma Business Combination (as defined in Note 6), before the mandatory liquidation date.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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
for the year ended December 31, 2023, as filed with the SEC on April 1, 2024 (the “2023 Annual Report”). The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2024 and December 31, 2023.
Balances of cash as of September 30, 2024 and December 31, 2023 included $35,400 withdrawn from the Trust Account for payment of the Company’s tax obligations. These funds are held in a segregated bank account and will only be used for payment of income and Delaware franchise taxes.
Cash Held in Trust Account
As of September 30, 2024 and December 31, 2023, the Company’s investments held in the Trust Account are held in an interest-bearing demand deposit account at a US bank and are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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
In connection with the special meeting of stockholders held by the Company on September 10, 2024, stockholders holding 268,726 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $2.9 million (approximately $10.90 per share) was removed from the Trust Account to pay such holders.
Accordingly, at September 30, 2024 and December 31, 2023, the 368,879 and 637,605 shares of Class A common stock subject to possible redemption is presented at $10.87 and $10.63 redemption value as temporary equity, respectively, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
At September 30, 2024 and December 31, 2023, the shares of Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

	Number of Shares	$
Class A common stock subject to possible redemption at December 31, 2023	637,605	6,780,204
Add:
Remeasurement of carrying value to redemption value	—	72,669
Class A common stock subject to possible redemption at March 31, 2024	637,605	6,852,873
Add:
Remeasurement of carrying value to redemption value	—	38,303
Class A common stock subject to possible redemption at June 30, 2024	637,605	6,891,176
Less:
Extension redemptions	(268,726)	(2,927,998)
Add:
Remeasurement of carrying value to redemption value	—	47,030
Class A common stock subject to possible redemption at September 30, 2024	368,879	4,010,208
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

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)

Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it.
While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC
740-270-25-3
which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income and associated income tax provision based on actual results through September 30, 2024.
The Company’s effective tax rate was (6.01)% and (2.34%) for the three months ended September 30, 2024 and 2023, respectively, and (3.80)% and (1.39%) for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate differs from the statutory rate of 21% for the three and nine months ended September 30, 2024 and 2023, primarily due to changes in fair value in warrant liability, non-deductible
acquisition costs and the valuation allowance on the deferred tax assets, as well as state taxes.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits and underpaid income taxes as income tax expense. There were no unrecognized tax benefits as of September 30, 2024, and December 31, 2023. The Company recognized $12,097 and $0 of penalties related to underpayment of income tax as of September 30, 2024, and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States and the State of New York as its only “major” tax jurisdictions. The Company is subject to income taxation and may be examined by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,455,000 Class A common stock in the aggregate. As of September 30, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.
The following table reflects the calculation of basic and diluted loss per common stock (in dollars, except per share amounts):

	Three Months Ended September 30,
	2024		2023
	Class A	Class B and non-redeemable Class A	Class A	Class B and non-redeemable Class A
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss, as adjusted	$(27,789)	$(538,006)	$(56,657)	$(829,326)
Denominator:
Basic and diluted weighted average shares outstanding	579,186	11,213,333	766,064	11,213,333
Basic and diluted net loss per share of common stock	$(0.05)	$(0.05)	$(0.07)	$(0.07)

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)

	Nine Months Ended September 30,
	2024		2023
	Class A	Class B and non-redeemable Class A	Class A	Class B and non-redeemable Class A
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss, as adjusted	$(89,461)	$(1,623,247)	$(335,352)	$(4,063,696)
Denominator:
Basic and diluted weighted average shares outstanding	617,990	11,213,333	925,369	11,213,333
Basic and diluted net loss per share of common stock	$(0.14)	$(0.14)	$(0.36)	$(0.36)
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
SEPTEMBER 30, 2024
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
restrictions.
The sale of the membership interests to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 100,000 shares granted to the Company’s directors was $835,000 or $8.35 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.
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
SEPTEMBER 30, 2024
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
On March 27, 2022, the Sponsor signed a commitment letter stating that in instances of cash shortfalls, the Sponsor agreed to provide support of up to $600,000 to enable the Company to continue its operations and meet its potential obligations. On June 30, 2022, the Company issued a promissory note to Marblegate SOMF, for a Working Capital Loan for which the Company may borrow up to the principal sum of $600,000 (the “2022 Note”). The note bears no interest and is due and payable upon the earlier of (i) the date on which the Company consummates its initial Business Combination or (ii) the date that the winding up of the Company is effective. At the option of the payee (“Payee”), at any time prior to payment in full of the principal balance of the note, the Payee may elect to convert up to $600,000 of the unpaid principal balance of the note into that number of shares of Class A common stock of the Company (the “Conversion Shares”), equal to (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares shall be identical to the shares of Class A common stock included in the units issued in the Private Placement. On July 1, 2022, the Company borrowed $200,000 under the promissory note for the Working Capital Loan. As of September 30, 2024 and December 31, 2023, there were $600,000 and $600,000 outstanding balances under the 2022 Note.
On February 13, 2023, the Company issued the February 2023 Note in the principal amount of up to $1,100,000 to Marblegate SOMF in connection with advances Marblegate SOMF made to the Company for working capital expenses. The February 2023 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Marblegate SOMF, all or a portion of the unpaid principal amount of the February 2023 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its Sponsor and the representative of the underwriters in a private placement in connection with the Company’s Initial Public Offering. The Conversion Shares are entitled to the registration rights set forth in the February 2023 Note. As of September 30, 2024 and December 31, 2023, there was $1,100,000 outstanding balances under the February 2023 Note.
On July 20, 2023, the Company issued the July 2023 Note in the principal amount of up to $500,000 to Marblegate SOMF in connection with advances Marblegate SOMF made to the Company for working capital expenses. The July 2023 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of Marblegate SOMF, all or a portion of the unpaid principal amount of the July 2023 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its Sponsor and the representative of the underwriters in a private placement in connection with the Company’s Initial Public Offering. The Conversion Shares are entitled to the registration rights set forth in the July 2023 Note. As of September 30, 2024 and December 31, 2023, there was $500,000 outstanding balance under the July 2023 Note.
On December 21, 2023, the Company issued the December 2023 Note in the principal amount of up to $450,000 to Marblegate SOMF in connection with advances Marblegate SOMF made to the Company for working capital expenses. The December 2023 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of Marblegate SOMF, all or a portion of the unpaid principal amount of the December 2023 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its Sponsor and the representative of the underwriters in a private placement in connection with the Company’s Initial Public Offering. The Conversion Shares are entitled to the registration rights set forth in the December 2023 Note. As of September 30, 2024 and December 31, 2023, there was $450,000 and $25,000 outstanding under the December 2023 Note, respectively.
On April 11, 2024, the Company issued the April 2024 Note in the principal amount of up to $240,000 to Marblegate SOMF in connection with advances the Payee made to the Company for working capital expenses. The April 2024 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Payee, all or a portion of the unpaid principal amount of the April 2024 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its Sponsor and the representative of the underwriters in a private placement in connection with the Company’s Initial Public Offering. The Conversion Shares are entitled to the registration rights set forth in the April 2024 Note. As of September 30, 2024 there was $240,000 outstanding balance under the April 2024 Note.
On July 18, 2024, the Company issued a promissory note (the “July 2024 Note”) in the principal amount of up to $255,000 to Marblegate SOMF in connection with advances Marblegate SOMF has made, and may make in the future, to the Company for working capital expenses. The July 2024 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of Marblegate SOMF, all or a portion of the unpaid principal amount of the July 2024 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the July 2024 Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its Sponsor and the representative of the underwriters in a private placement in connection with the Company’s Initial Public Offering. The Conversion Shares are entitled to the registration rights set forth in the July 2024 Note. As of September 30, 2024 there was $180,000 outstanding balance under the July 2024 Note.

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)

Administrative Support Agreement
The Company entered into an agreement, commencing on September 30, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total not to exceed $10,000 per month for secretarial and administrative support. For the three and nine months ended September 30, 2024, the Company incurred $30,000 and $90,000, respectively, in fees for these services, which fees are included in accrued expenses in the accompanying condensed balance sheets. For the three and nine months ended September 30, 2023, the Company incurred $30,000 and $90,000 in fees for these services, respectively, which fees are included in accrued expenses in the accompanying condensed balance sheets.
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
Business Combination Agreement
On February 14, 2023, the Company entered into a business combination agreement (as it may be amended or restated from time to time, the “DePalma Business Combination Agreement”), with Marblegate Asset Management, LLC, a Delaware limited liability company (“Marblegate”), Marblegate Capital Corporation, a Delaware corporation (“New MAC”), MAC Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of New MAC (“Merger Sub”), DePalma Acquisition I LLC, a Delaware limited liability company (“DePalma I”), and DePalma Acquisition II LLC, a Delaware limited liability company (“DePalma II,” and together with DePalma I, “DePalma”), pursuant to which the Company agreed to combine with DePalma in a series of transactions that will result in New MAC becoming a publicly-traded company whose shares are expected to trade on The Nasdaq Capital Market (the “DePalma Business Combination”).

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)

NOTE 7. PRIVATE WARRANTS
As of September 30, 2024 and December 31, 2023, there are 455,000 outstanding Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 8. STOCKHOLDERS’ DEFICIT
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue up to 200,000,000 shares of Class A common stock, $0.0001 par value. Holders of the Company’s Class A common stock are entitled to one vote for each share. On June 28, 2023, the Sponsor converted 4,000,000 shares of Class B common stock into 4,000,000 shares of Class A common stock, which represented 40% of the outstanding shares of the Company’s Class A common stock as of the conversion date. At September 30, 2024 and December 31, 2023, there were 4,910,000 shares of Class A common stock issued and outstanding, excluding 368,879 shares of Class A common stock subject to possible redemption and presented as temporary equity.
Class
 B Common Stock
—The Company is authorized to issue up to 20,000,000 shares of Class B common stock, $0.0001 par value. Holders of the Company’s Class B common stock are entitled to one vote for each share. At September 30, 2024 and December 31, 2023, there were 6,303,333 shares of Class B common stock issued and outstanding.
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
SEPTEMBER 30, 2024
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
In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares or Private Placement Units (or underlying securities) held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the market value of Class A common stock (the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2024		December 31, 2023
	Level	Amount	Level	Amount
Liabilities:
Warrant Liability – Private Placement Warrants	$3	$15,607	$3	$7,507

MARBLEGATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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
The following table provides quantitative information regarding Level 3 fair value measurements:

	September 30, 2024	December 31, 2023
Stock price	$10.91	$10.44
Exercise price	$11.50	$11.50
Expected term (in years)	0.59	0.84
Volatility	31.0%	30.0%
Risk-free rate	n/a	n/a %
Dividend yield	0.0%	0.0%
The following table presents the changes in the fair value of Level 3 warrant liabilities as of September 30, 2024, and December 31, 2023:

Warrant Liabilities
Fair value as of December 31, 2023	$7,508
Change in fair value	6,097
Fair value as of March 31, 2024	$13,605
Change in fair value	3,276
Fair value as of June 30, 2024	$16,881
Change in fair value	(1,274)
Fair value as of September 30, 2024	$15,607
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the period ended September 30, 2024 and December 31, 2023.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.
On October 1, 2024, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC stating that the Company was not in compliance with Listing Rule
IM-5101-2
(the “Rule”), which requires that a SPAC complete one or more business combinations within 36 months of the effectiveness of the registration statement filed in connection with its initial public offering. Since the Company’s registration statement became effective on September 30, 2021, it was required to complete an initial business combination by no later than September 30, 2024. The Rule also provides that failure to comply with this requirement will result in the Listing Qualifications Department issuing a Staff Delisting Determination under Rule 5810 to delist the Company’s securities. The Listing Qualifications Department has advised the Company that its securities would be subject to delisting unless the Company timely requests a hearing before an independent Hearings Panel (the “Panel”). Accordingly, the Company has timely requested a hearing, which is currently scheduled for November 19, 2024. The hearing request will stay any suspension or delisting action pending the completion of the hearing and the expiration of any additional extension period granted by the Panel following the hearing. There can be no assurance that the hearing before the Panel will be successful.
On October 22, 2024, the Company issued the October 2024 Note in the principal amount of up to $250,000 to Marblegate SOMF. The October 2024 Note was issued in connection with advances Marblegate SOMF has made, and may make in the future, to the Company for working capital expenses. The October 2024 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of Marblegate SOMF, all or a portion of the unpaid principal amount of the October 2024 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the October 2024 Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the Private Placement Units. The Conversion Shares are entitled to the registration rights set forth in the October 2024 Note.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of a Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of a Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “Initial Public Offering”) and our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), as filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2024. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On January 24, 2024, the SEC adopted new rules and regulations for special purpose acquisition companies (“SPACs”), which became effective on July 1, 2024 (the “2024 SPAC Rules”). The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPAC Business Combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act of 1940, as amended, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Recent Developments

On October 1, 2024, we received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC stating that the Company was not in compliance with Listing Rule IM-5101-2 (the “Rule”), which requires that a SPAC complete one or more business combinations within 36 months of the effectiveness of the registration statement filed in connection with its initial public offering. Since the Company’s registration statement became effective on September 30, 2021, it was required to complete an initial business combination by no later than September 30, 2024. The Rule also provides that failure to comply with this requirement will result in the Listing Qualifications Department issuing a Staff Delisting Determination under Rule 5810 to delist the Company’s securities. The Listing Qualifications Department has advised the Company that its securities would be subject to delisting unless the Company timely requests a hearing before an independent Hearings Panel (the “Panel”). Accordingly, the Company has timely requested a hearing, which is currently scheduled for November 19, 2024. The hearing request will stay any suspension or delisting action pending the completion of the hearing and the expiration of any additional extension period granted by the Panel following the hearing. There can be no assurance that the hearing before the Panel will be successful.

On October 22, 2024, we issued a promissory note (the “October 2024 Note”) in the principal amount of up to $250,000 to Marblegate Special Opportunities Master Fund, L.P., a member of the Company’s sponsor (“Marblegate SOMF”). The October 2024 Note was issued in connection with advances Marblegate SOMF has made, and may make in the future, to the Company for working capital expenses. The October 2024 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of Marblegate SOMF, all or a portion of the unpaid principal amount of the October 2024 Note may be converted into shares of Class A common stock of the Company (the “Conversion Shares”), equal to: (x) the portion of the principal amount of the October 2024 Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its sponsor and the representative of the underwriters in a private placement in connection with the Company’s Initial Public Offering. The Conversion Shares are entitled to the registration rights set forth in the October 2024 Note.

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

On September 10, 2024, we held a special meeting of stockholders (the “Fourth Extension Meeting”), at which the Company’s stockholders approved a fourth amendment to the amended and restated certificate of incorporation, as amended, to extend the date by which the Company must consummate its initial business combination from October 5, 2024 to April 5, 2025, or such earlier date as determined by the Company’s board of directors (the “Fourth Extension Amendment”). In connection with the Fourth Extension Amendment, stockholders holding 268,726 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $2.9 million (approximately $10.90 per share) was removed from the Trust Account to pay such holders. Following redemptions, the Company has 368,879 public shares outstanding.

Founder Conversion

On June 28, 2023, we issued 4,000,000 shares of Class A common stock to the Sponsor, upon the conversion of an equal number of shares of Class B common stock held by the Sponsor (the “Founder Conversion”). The 4,000,000 shares of Class A common stock issued in connection with the Founder Conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Founder Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination; consequently, the shares of Class A common stock issued in connection with the Founder Conversion are not registered under the Securities Act and remain unregistered until registration is demanded by the Sponsor pursuant to a letter agreement we entered into with our Sponsor, officers and directors. Following the Founder Conversion and the redemptions in connection with the extensions, (i) there were 4,368,879 shares of Class A common stock issued and outstanding and 6,303,333 shares of Class B common stock issued and outstanding, and (ii) the Sponsor held 96.5% of the outstanding shares of common stock.

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

The Business Combination is expected to close in the first quarter of 2025 following the receipt of the requisite stockholder approvals and the fulfilment of other customary closing conditions. For a full description of the DePalma Business Combination Agreement and the proposed DePalma Business Combination, please see “Item 1. Business” in the 2023 Annual Report.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 10, 2020 (inception) through September 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account established for the benefit of our public stockholders with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for and completing a Business Combination.

For the three months ended September 30, 2024, we had a net loss of $565,795, which consists of operating costs of $604,684 and provision for income tax of $32,101, offset by interest income on investments held in the Trust Account of $69,716 and change in fair value of warrant liabilities of $1,274.

For the three months ended September 30, 2023, we had a net loss of $885,983, which consists of operating and formation costs of $960,044, provision for income taxes of $20,299 and change in fair value of warrant liabilities of $9,100, offset by interest income on marketable securities held in the Trust Account of $103,460.

For the nine months ended September 30, 2024, we had a net loss of $1,712,708, which consists of change in fair value of warrant liabilities of $8,100, operating costs of $1,859,846 and provision for income tax of $62,635, offset by interest income on investments held in the Trust Account of $217,873.

For the nine months ended September 30, 2023, we had a net loss of $4,399,048, which consists of operating and formation costs of $4,655,422, provision for income taxes of $60,141 and change in fair value of warrant liabilities of $15,470, offset by interest income on marketable securities held in the Trust Account of $331,985.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, public health considerations, political events such as the U.S. 2024 presidential and congressional elections, and geopolitical instability, such as the military conflicts in Ukraine and in the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

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

For the nine months ended September 30, 2024, cash used in operating activities was $914,690. Net loss of $1,712,708 was affected by interest earned on investments held in the Trust Account of $217,873 and change in fair value of warrant liabilities of $8,100. Changes in operating assets and liabilities provided $1,007,791 of cash from operating activities.

For the nine months ended September 30, 2023, cash used in operating activities was $2,284,473. Net loss of $4,399,048 was affected by interest earned on marketable securities held in the Trust Account of $331,985 and change in fair value of warrant liabilities of $15,470. Changes in operating assets and liabilities provided $2,431,090 of cash from operating activities.

As of September 30, 2024, we had cash held in the Trust Account of $4,028,377 (including $321,143 of interest income) consisting of investments in money market funds. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the nine months ended September 30, 2024, we did not withdraw any interest income from the Trust Account to pay franchise and income taxes or in connection with redemptions.

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

As of September 30, 2024, we had cash of $96,701 outside of the Trust Account. We have used and intend to continue to use the funds held outside the Trust Account primarily to complete a Business Combination, such as the DePalma Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, members of the Sponsor, or certain of our officers, directors or their affiliates may, but are not obligated to, loan us working capital loans, as may be required. If we complete a Business Combination, we would repay any working capital loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay any working capital loans but no proceeds from our Trust Account would be used for such repayment. On June 30, 2022, we issued a promissory note (the “2022 Promissory Note”) to Marblegate SOMF, for a working capital loan for which we may borrow up to the principal sum of $600,000. On July 1, 2022, February 2, 2023 and February 8, 2023, we borrowed $200,000, $200,000 and $200,000 under the 2022 Promissory Note, respectively. On February 13, 2023, the Company issued an additional promissory note (the “2023 Promissory Note”) to Marblegate SOMF in the amount of $1,100,000. On July 20, 2023, the Company issued an additional promissory note (the “July 2023 Note”) to Marblegate SOMF in the amount of $500,000. On December 21, 2023, the Company issued another promissory note in the principal amount of up to $450,000 to Marblegate SOMF (the “December 2023 Promissory Note”). On April 11, 2024, the Company issued a promissory note (the “April 2024 Promissory Note”) in the principal amount of up to $240,000 to Marblegate SOMF. On July 18, 2024, the Company issued a promissory note (the “July 2024 Note”) in the principal amount of up to $255,000 to Marblegate SOMF. On October 22, 2024, the Company issued a promissory note (the “October 2024 Note”) in the principal amount of up to $250,000 to Marblegate SOMF. Each of the 2022 Promissory Note, the 2023 Promissory Note, the July 2023 Note, the December 2023 Promissory Note, the April 2024 Promissory Note the July 2024 Note and the October 2024 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the payee, all or a portion of the unpaid principal amount of the note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its Sponsor and the representative of the underwriters in a private placement in connection with the Company’s Initial Public Offering. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, including the DePalma Business Combination, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. As of September 30, 2024 and December 31, 2023, $3,070,000 and $2,225,000 are outstanding on the working capital loans, respectively.

We have incurred and will continue to incur significant costs in pursuit of our acquisition plans. We will likely need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and the Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. If we are unable to complete the Business Combination because we do not have sufficient funds available, we will be forced to cease operations and liquidate the Trust Account. In connection with our assessment of going concern considerations in accordance with ASU Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until April 5, 2025 (or such earlier date as determined by the Company’s board of directors), to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by our stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity issue and the mandatory liquidation raise substantial doubt about our ability to continue as a going concern. The condensed financial statements and the notes thereto contained elsewhere in this Report do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be required to liquidate after April 5, 2025 (or such earlier date as determined by the Company’s board of directors). We intend to complete a Business Combination before the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024 and December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Our management evaluated, with the participation of our current principal executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our (i) final prospectus for the Initial Public Offering, (ii) Annual Report on Form 10-K for the period ended December 31, 2023, as filed with the SEC on April 1, 2024, (iii) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, as filed with the SEC on May 14, 2024, and (iv) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on August 26, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to DePalma and the DePalma Business Combination, please see the registration statement in connection with the DePalma Business Combination once filed.

We have received notice from Nasdaq stating that the Company is not in compliance with Listing Rule IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of the registration statement filed in connection with its initial public offering. If we cannot regain compliance, our securities will be subject to delisting and the liquidity and the trading price of our securities could be adversely affected.

On October 1, 2024, we received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company was not in compliance with Listing Rule IM-5101-2 (the “Rule”), which requires that a special purpose acquisition company (“SPAC”) complete one or more business combinations within 36 months of the effectiveness of the registration statement filed in connection with its initial public offering. Since the Company’s registration statement became effective on September 30, 2021, it was required to complete an initial business combination by no later than September 30, 2024. The Rule also provides that failure to comply with this requirement will result in the Listing Qualifications Department issuing a Staff Delisting Determination under Rule 5810 to delist the Company’s securities.

The Listing Qualifications Department has advised the Company that its securities would be subject to delisting unless the Company timely requests a hearing before an independent Hearings Panel (the “Panel”). Accordingly, the Company has timely requested a hearing, which is currently scheduled for November 19, 2024. The hearing request will stay any suspension or delisting action pending the completion of the hearing and the expiration of any additional extension period granted by the Panel following the hearing. There can be no assurance that the hearing before the Panel will be successful.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	appearing to be less attractive to potential target companies than an exchange listed SPAC;

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A common stock is a “penny stock,” which will require brokers trading in Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

In addition, if our securities are delisted from Nasdaq, offers and sales of our securities by us may be subject to state securities regulation and additional compliance costs.

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

Issuer Purchases of Securities

On September 10, 2024, we held the Fourth Extension Meeting, at which the Company’s stockholders approved the Fourth Extension Amendment, which extended the date by which the Company must consummate its initial business combination from October 5, 2024 to April 5, 2025, or such earlier date as determined by the Company’s board of directors. In connection with the Fourth Extension Amendment, stockholders holding 268,726 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $2.9 million (approximately $10.90 per share) was removed from the Trust Account to pay such holders.

The following table contains monthly information about the repurchases of our equity securities for the three months ended September 30, 2024:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 – July 31, 2024	—	—	—	—
August 1 – August 31, 2024	—	—	—	—
September 1 – September 30, 2024	268,726	$10.90	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Fourth Amendment to Amended and Restated Certificate of Incorporation of Marblegate Acquisition Corp. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2024).

10.1	Promissory Note, dated July 18, 2024 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XRBL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARBLEGATE ACQUISITION CORP.

Date: November 8, 2024	By:	/s/ Andrew Milgram
	Name:	Andrew Milgram
	Title:	Chief Executive Officer and Executive Director
(Principal Executive Officer)

Date: November 8, 2024	By:	/s/ Jeffrey Kravetz
	Name:	Jeffrey Kravetz
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)