Form 10-K
period 2024-12-31
Marblegate Acquisition Corp.
filed 2025-04-03
CIK 1838513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
of
the Act). Yes ☒ No ☐
The aggregate market value of the outstanding shares of the registrant’s Class A common stock, other than shares h eld
by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on The Nasdaq Stock Market LLC was approximately $6,886,198.
As of April 2, 2025, there were

5,278,879 shares of Class A common stock, par value $0.0001 per share, and 6,303,333 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

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

Additionally, on January 24, 2024, the SEC (as defined below) adopted the 2024 SPAC Rules (as defined below), which became effective on July 1, 2024, that will affect SPAC (as defined below) business combination transactions. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and business combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed business combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act (as defined below), including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to complete our initial business combination and may increase the costs and time related thereto.

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

•	“2024 SPAC Rules” are to the new rules and regulations for SPACs adopted by the SEC on January 24, 2024, which became effective on July 1, 2024;

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

•

“amended and restated certificate of incorporation” are to our certificate of incorporation of, as amended and restated on September 30, 2021, and as further amended on December 7, 2022, June 27, 2023, December 19, 2023 and September 10, 2024;

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

•

“April 2024 Note” are to the unsecured promissory note we issued to Marblegate SOMF on April 11, 2024, pursuant to which we may borrow up to an aggregate maximum amount of $240,000 for Working Capital Loans;

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

•

“Combination Period” are to the period from the closing of the initial public offering to April 5, 2025 (or such earlier date as determined by our board of directors) that the we have to consummate an initial business combination; provided that the Combination Period may be further extended, if approved by our board of directors and stockholders, pursuant to an amendment to the amended and restated certificate of incorporation and consistent with applicable laws, regulations and stock exchange rules;

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

•

“Conversion Shares” are to the unpaid principal of the 2022 Promissory Note, the February 2023 Note (as defined below), the July 2023 Note (as defined below), the December 2023 Note (as defined below), the April 2024 Note, the July 2024 Note (as defined below) and the December 2024 Note (as defined below) for Working Capital Loans (as defined below) that may be converted by Marblegate SOMF into Class A common stock under the terms of the respective promissory notes;

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

•	“DePalma Merger” are to the merger of Merger Sub with and into the Company with the Company surviving as a wholly owned subsidiary of New MAC;

•	“DePalma Registration Statement” are to the Registration Statement on Form S-4, as initially filed with the SEC on December 9, 2024 by New MAC;

•	“DGCL” are to the Delaware General Corporation Law;

•	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•

“Extensions” are to the extensions to the Combination Period approved at each of the First Extension Meeting, the Second Extension Meeting, the Third Extension Meeting and the Fourth Extension Meeting, collectively;

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

•

“Fourth Extension Meeting” are to the special meeting in lieu of an annual meeting of stockholders held on September 10, 2024, at which our stockholders approved the fourth amendment to the certificate of incorporation to extend the end of the Combination Period from October 5, 2024 to April 5, 2025 (or such earlier date as determined by our board of directors);

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

•

“January 2025 Note” are to the unsecured promissory note we issued to Marblegate SOMF on January 17, 2025, pursuant to which we may borrow up to an aggregate maximum amount of $485,000 for Working Capital Loans;

•	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

•

“July 2023 Note” are to the unsecured promissory note we issued to Marblegate SOMF on July 20, 2023, pursuant to which we may borrow up to an aggregate maximum amount of $500,000 for Working Capital Loans;

•

“July 2024 Note” are to the unsecured promissory note we issued to Marblegate SOMF on July 18, 2024, pursuant to which we may borrow up to an aggregate maximum amount of $255,000 for Working Capital Loans;

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

•

“October 2024 Note” are to the unsecured promissory note we issued to Marblegate SOMF on October 22, 2024, pursuant to which we may borrow up to an aggregate maximum amount of $250,000 for Working Capital Loans;

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

•	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024;

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

•	“SEC” are to the U.S. Securities and Exchange Commission;

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

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Andrew Milgram, our Chief Executive Officer, and Paul Arrouet, our President, who have many years of experience in investing in post-restructured companies. We must complete our initial business combination within the Combination Period, or by April 5, 2025. If our initial business combination is not consummated within the Combination Period, then, unless our board of directors and stockholders approve a further extension of the Combination Period, our existence will terminate, and we will distribute all amounts in the trust account.

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

At the Fourth Extension Meeting held on September 10, 2024, our stockholders approved the fourth amendment to the certificate of incorporation to extend the end of the Combination Period from October 5, 2024 to April 5, 2025 (or such earlier date as determined by our board of directors). In connection with the Fourth Extension Meeting, stockholders holding 268,726 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. As a result, approximately $2.9 million (approximately $10.90 per share) was removed from the trust account and paid to such holders. Following the redemptions, we had 368,879 public shares outstanding.

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

Founder Conversion

On June 28, 2023, we issued 4,000,000 shares of Class A common stock to the sponsor, upon the conversion of an equal number of shares of Class B common stock held by the sponsor in the Founder Conversion. The 4,000,000 shares of Class A common stock issued in connection with the Founder Conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Founder Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the IPO Registration Statement; consequently, the shares of Class A common stock issued in connection with the Founder Conversion are not registered under the Securities Act and remain unregistered until registration is demanded by the sponsor pursuant to a letter agreement we entered into with our sponsor, officers and directors. Following the Founder Conversion and the redemptions in connection with the Extensions, (i) there were 5,278,879 shares of Class A common stock issued and outstanding and 6,303,333 shares of Class B common stock issued and outstanding, and (ii) the sponsor held 72.87% of the outstanding shares of common stock.

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

On March 25, 2025, the Company held a special meeting of stockholders (the “Business Combination Meeting”) at which the Company’s stockholders approved and adopted (i) the DePalma Business Combination Agreement and (ii) an amendment and restatement of the Company’s amended and restated certificate of incorporation and the material differences between the proposed amended and restated certificate of incorporation of New MAC and the Company’s existing amended and restated certificate of incorporation. In connection with the Business Combination Meeting, holders of 322,274 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, approximately $3.5 million will be removed from the Company’s trust account to pay such holders. The DePalma Business Combination is expected to close in early April 2025, subject to the fulfilment or waiver of certain other customary closing conditions.

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

The foregoing description of the Sponsor Support Agreement is not complete and is subject to and qualified in its entirety by reference to such agreement, and the terms of which are incorporated by reference herein. A copy of the Sponsor Support Agreement is filed with this Report as Exhibit 10.15.

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

History of Successful Acquisitions. As of December 31, 2024, Marblegate managed approximately $3.0 billion across multiple funds, primarily for institutional clients such as pension funds, endowments, foundations, family offices, funds of funds and high net worth individuals. Marblegate has invested approximately $4.4 billion across multiple industries since the launch of its first fund in 2009. These investments include but are not limited to companies in healthcare, transportation, materials, consumer staples, financials, media and telecom, industrials and consumer discretionary industries. Marblegate implements growth initiatives to create and expand earnings power, cash flow, and enterprise value. Through a combination of operational improvements and managerial enhancements Marblegate has a demonstrable history of revenue enhancement and expense control. Utilizing data and technology Marblegate is able to drive measurable improvements and create expansion opportunities across the enterprises in which Marblegate invests. As a consequence of Marblegate’s investments these companies developed stronger balance sheets, better asset mixes and revitalized operating models generating stable growth opportunities.

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

Financial Position

With funds available in the trust account for an initial business combination in the amount of$4,064,428 as of December 31, 2024, we offer a target business a variety of options such as creating a liquidity event for its owners to provide capital for the potential growth and expansion of its operations or to strengthen its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses, or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2024, the amount in the trust account was approximately $11.02 per public share (including accrued interest thereon). The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to Cantor. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, private placement shares, and any public shares held by them in connection with the completion of our initial business combination. The anchor investors will not be entitled to redemption rights with respect to any founder shares held by them in connection with the completion of our business combination.

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

If we seek stockholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to a letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, private placement shares, and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, unless otherwise required by applicable law, regulation or stock exchange rules, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As of December 31, 2024, after accounting for the redemption of public shares in connection with the Extensions, the sponsor owns 72.87% of the issued and outstanding shares of common stock. Accordingly, the sponsor will have the ability, voting on its own, to satisfy quorum requirements and to approve an initial business combination, and none of our public shares will need to vote in favor of an initial business combination in order to have our initial business combination approved. We intend to give not less than 10 days’ prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. The anchor investors will not be entitled to redemption rights with respect to any founder shares held by them in connection with the completion of a business combination.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until April 5, 2025.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we have until April 5, 2025, to complete our initial business combination. If we are unable to complete our initial business combination by the end of the Combination Period (unless our board of directors and stockholders approve a further extension of the Combination Period), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by the end of the Combination Period.

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

If we do not consummate our initial business combination by the deadline set forth in our amended and restated certificate of incorporation, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $71,532 of proceeds held outside the trust account as of December 31, 2024, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.93 (as of December 31, 2024). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.93 (as of December 31, 2024). Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We have sought and will continue to seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. As of December 31, 2024, the amount held outside of the trust account was $$71,532.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2024 as required by the Sarbanes- Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes- Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

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

•

the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $11.02 per share (as of December 31, 2024);

•

resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public stockholders may receive only approximately $11.02 per share (as of December 31, 2024), or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

•

we may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;

•	recent fluctuations in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;

•	investments in entities that have undergone restructurings are subject to additional risks;

•

a 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption;

•	there is substantial doubt about our ability to continue as a “going concern”;

•

adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects;

•	we may seek to further extend the Combination Period, which could have a material adverse effect on the amount held in our trust account and other adverse effects on our Company;

•

military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination;

•	market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a business combination;

•	cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss;

•

changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations; and

•

if we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

We have received notice from Nasdaq stating that the Company is not in compliance with Listing Rule IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of the registration statement filed in connection with its initial public offering. As a result, our securities will be delisted and the liquidity and the trading price of our securities could be adversely affected.

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

The Company timely requested a hearing before an independent Hearings Panel (the “Panel”) and the hearing was held on November 19, 2024. On December 13, 2024, the Company received notice from the Nasdaq Office of General Counsel that the Panel had granted the Company’s request to continue its listing on Nasdaq through March 31, 2025. The Panel’s decision (“Decision”) was subject to certain conditions, including that the Company will have completed the DePalma Business Combination on or before March 31, 2025 and that the combined company will have demonstrated compliance with all applicable requirements for initial listing on Nasdaq.

On April 2, 2025, the Company received a further notice from the Panel, stating that, due to the Company’s failure to satisfy the terms of the Panel’s Decision, including the requirement that the Company will have completed the DePalma Business Combination by March 31, 2025, the Panel has determined to delist the Company’s securities from Nasdaq, and Nasdaq will suspend trading in those securities effective at the open of business on April 4, 2025. In connection with the delisting and suspension, Nasdaq has advised that it will complete the delisting by filing a Notification of Removal from Listing and/or Registration under Section 12(b) of the Exchange Act on Form 25 with the SEC after the applicable Nasdaq review and appeal periods have lapsed. Notwithstanding the delisting of the Company’s securities from Nasdaq, it remains the intention of the Company to complete the DePalma Business Combination as described in the DePalma Registration Statement as soon as practicable. In connection therewith, the Company, New MAC and the DePalma Companies have applied to have the combined company’s securities listed on the Nasdaq following the consummation of the DePalma Business Combination.

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
for the fiscal years ended December 31, 2021, December 31, 2022 and December 31, 2023, filed with the SEC on April 1, 2022, April 3, 2023 and April 1, 2024, respectively, (iii) quarterly reports on Form
10-Q
for the quarters ended September 30, 2021, March 31, 2022, June 30, 2022. September 30, 2022 and March 31, 2023, filed with the SEC on November 11, 2021, May 13, 2022, August 12, 2022, November 10, 2022 and May 15, 2023, respectively, and (vi) Definitive Proxy Statements on Schedule 14A filed the SEC on November 9, 2022, June 6, 2023, November 28, 2023 and August 26, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
For additional risk factors relating to DePalma and the
DePalma
Business Combination, see the DePalma Registration Statement filed with the SEC.

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

(b) Holders

On January 23, 2025, there were 2 holders of record of our units, 2 holders of record of shares of our Class A common stock, 35 Class B holders and 2 holders of record of our warrants.

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

Recent Developments

On January 17, 2025, we issued the January 2025 Note, in the principal amount of up to $485,000, to Marblegate SOMF. The January 2025 Note was issued in connection with advances the Payee has made, and may make in the future, to the Company for working capital expenses. The January 2025 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. At the election of the Payee, up to $485,000 of the unpaid principal amount of the January 2025 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its sponsor and the representative of the underwriters in a private placement in connection with the Company’s initial public offering. The Conversion Shares are entitled to the registration rights set forth in the January 2025 Note.

On March 25, 2025, we held a special meeting of stockholders at which our stockholders approved and adopted (i) the DePalma Business Combination Agreement and (ii) an amendment and restatement of our amended and restated certificate of incorporation and the material differences between the proposed amended and restated certificate of incorporation of New MAC and our existing amended and restated certificate of incorporation. In connection with the Business Combination Meeting, holders of 322,274 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, approximately $3.5 million will be removed from the Company’s trust account to pay such holders. The DePalma Business Combination is expected to close in early April 2025, subject to the fulfilment or waiver of certain other customary closing conditions.

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

On June 27, 2023, the Company held the Second Extension Meeting, at which our stockholders approved a second amendment to the amended and restated certificate of incorporation to extend the date by which we must consummate our initial business combination or an additional six (6) months, from July 5, 2023 to January 5, 2024, or such earlier date as determined by the board. In connection with the Second Extension Meeting, stockholders holding 244,327 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $2.5 million (approximately $10.29 per share) was removed from the Trust Account to pay such holders on July 4, 2023.

On December 19, 2023, the Company held the Third Extension Meeting, at which our stockholders approved a third amendment to the amended and restated certificate of incorporation to extend the date by which we must consummate our initial business combination for an additional nine (9) months, from January 5, 2024 to October 5, 2024, or such earlier date as determined by the board. In connection with the Third Extension Meeting, stockholders holding 128,459 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $1.4 million (approximately $10.62 per share) was removed from the trust account to pay such holders on December 22, 2023.

On September 10, 2024, the Company held the Fourth Extension Meeting, at which our stockholders approved the fourth amendment to the certificate of incorporation to extend the date by which we must consummate our initial business combination for an additional six (6) months, from October 5, 2024 to April 5, 2025 (or such earlier date as determined by our board of directors). In connection with the Fourth Extension Meeting, stockholders holding 268,726 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. As a result, approximately $2.9 million (approximately $10.90 per share) was removed from the trust account and paid to such holders. Following the redemptions and as of December 31, 2024, we had 368,879 public shares outstanding.

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

For a full description of the DePalma Business Combination Agreement and the proposed DePalma Business Combination, please see “Item 1. Business” in this Report.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 10, 2020 (inception) through December 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering and identifying a target company for a Business Combination and working to consummate a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account established for the benefit of our public stockholders with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for and completing a Business Combination.

For the year ended December 31, 2024, we had a net loss of $2,394,517, which consists of a decrease in fair value of warrant liabilities of $6,143, provision for income tax of $70,162 and operating costs of $2,572,136, offset by interest income on investments held in the Trust Account of $253,924.

For the year ended December 31, 2023, we had a net loss of $5,389,629, which consists of an increase in fair value of warrant liabilities of $8,873 and interest income on marketable securities held in the Trust Account of $427,781, offset by provision for income tax of $78,830 and operating and formation costs of $5,747,453.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, political events, and geopolitical instability, such as the military conflicts in Ukraine and in the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

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

For the year ended December 31, 2024, cash used in operating activities was $1,254,859. Net loss of $2,394,517 was affected by change in fair value of warrant liabilities of $6,143 and interest earned on investments held in the Trust Account of $253,924. Changes in operating assets and liabilities provided $1,387,439 of cash from operating activities.

For the year ended December 31, 2023, cash used in operating activities was $2,562,914. Net loss of $5,389,629 was affected by interest earned on marketable securities held in the Trust Account of $427,781 and change in fair value of warrant liabilities of $8,873. Changes in operating assets and liabilities provided $3,263,369 of cash from operating activities.

As of December 31, 2024, we had cash held in the Trust Account of $4,064,428 (including $357,194 of interest income) consisting of investments in money market funds. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the year ended December 31, 2024, we did not withdraw any interest income from the Trust Account to pay franchise and income taxes or in connection with redemptions.

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

As of December 31, 2024, we had cash of $71,532 outside of the Trust Account. We have used and intend to continue to use the funds held outside the Trust Account primarily to complete a Business Combination, such as the DePalma Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, members of the Sponsor, or certain of our officers, directors or their affiliates may, but are not obligated to, loan us working capital loans, as may be required. If we complete a Business Combination, we would repay any working capital loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay any working capital loans but no proceeds from our Trust Account would be used for such repayment. On June 30, 2022, we issued a promissory note (the “2022 Promissory Note”) to Marblegate SOMF, for a working capital loan for which we may borrow up to the principal sum of $600,000. On July 1, 2022, February 2, 2023 and February 8, 2023, we borrowed $200,000, $200,000 and $200,000 under the 2022 Promissory Note, respectively. On February 13, 2023, the Company issued an additional promissory note (the “2023 Promissory Note”) to Marblegate SOMF in the amount of $1,100,000. On July 20, 2023, the Company issued an additional promissory note (the “July 2023 Note”) to Marblegate SOMF in the amount of $500,000. On December 21, 2023, the Company issued another promissory note in the principal amount of up to $450,000 to Marblegate SOMF (the “December 2023 Promissory Note”). On April 11, 2024, the Company issued a promissory note (the “April 2024 Promissory Note”) in the principal amount of up to $240,000 to Marblegate SOMF. On July 18, 2024, the Company issued a promissory note (the “July 2024 Note”) in the principal amount of up to $255,000 to Marblegate SOMF. On October 22, 2024, the Company issued a promissory note (the “October 2024 Note”) in the principal amount of up to $250,000 to Marblegate SOMF. Each of the 2022 Promissory Note, the 2023 Promissory Note, the July 2023 Note, the December 2023 Promissory Note, the April 2024 Promissory Note the July 2024 Note and the October 2024 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the payee, all or a portion of the unpaid principal amount of the note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its Sponsor and the representative of the underwriters in a private placement in connection with the Company’s Initial Public Offering. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, including the DePalma Business Combination, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. As of December 31, 2024 and 2023, $3,385,000 and $2,225,000 are outstanding on the working capital loans, respectively.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024 and 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Reference is made to pages F-1 through F-24 comprising a portion of this Report, which are incorporated herein by reference.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2024.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
Trading Arrangements
During the quarterly period ended December 31, 2024, none of our directors or officers (as defined in
Rule 16a-1(f)
promulgated under the Exchange Act) adopted or terminated any “Rule
10b5-1
trading arrangement” or any
“non-Rule
10b5-1
trading arrangement,” as each term is defined in Item 408 of Regulation
S-K.
Additional Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Andrew Milgram	51	Chief Executive Officer and Executive Director
Paul Arrouet	54	President and Executive Director
Jeffrey Kravetz	46	Chief Financial Officer
Harvey Golub	85	Chairman of the Board
Patrick J. Bartels, Jr.	49	Director
Richard Goldman	64	Director
Alan Mintz	63	Director
Wallace Mathai-Davis	80	Director
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

Patrick J. Bartels, Jr.
has served as one of our directors since December 2022. Mr. Bartels has served as the Managing Member of Redan Advisors LLC, a firm that provides fiduciary services, including board of director representation and strategic planning advisory services for domestic and international public and private business entities, since December 2018. His professional experience includes investing in complex financial restructurings and process-intensive situations in North America, Asia and Europe in a broad universe of industries. Mr. Bartels has served as a director on numerous public and private boards of directors. Mr. Bartels has served on the boards of directors of Arch Resources, Inc. (NYSE: ARCH) since October 2016, Agile Thought (Nasdaq: AGIL) since April 2023, View, Inc. (Nasdaq: VIEW) since February 2024, Trinity Place Holdings (Nasdaq: TPHS) since April 2023 and Millrose Properties, Inc. (NYSE: MRP) since February 2025. He serves on or previously served on the boards of WCI Communities, Inc. (from August 2009 to February 2017), Grizzly Energy, LLC (f/k/a Vanguard Natural Resources, Inc.) (since February 2019), Parker Drilling Company (since March 2019), B. Riley Principal Merger Corp. (from April 2019 to February 2020), Hexion Inc. (since July 2019), Monitronics International, Inc. (since July 2019), Centric Brands Inc. (from March 2020 to October 2020), B. Riley Principal Merger Corp. II (from May 2020 to November 2020), Libbey Inc. (since May 2020), Noble Corporation (from February 2021 to October 2022), and on several private company boards. From April 2002 to November 2018, Mr. Bartels served as a Managing Principal at Monarch Alternative Capital LP, a private investment firm that focused primarily on event-driven credit opportunities. From February 2000 to April 2002, he served as research analyst for high yield investments at INVESCO, where he analyzed primary and secondary debt offerings of companies in various industries. Mr. Bartels began his career at PricewaterhouseCoopers LLP, where he was a Certified Public Accountant. He holds the Chartered Financial Analyst designation. Mr. Bartels received a Bachelor of Science in Accounting with a concentration in Finance from Bucknell University. Mr. Bartels is well qualified to serve as a member of our board of directors due to his extensive accounting, financial and investment experience, as well as his experience as a director for multiple companies including several that have undertaken bankruptcy and restructuring processes.
Richard M. Goldman
has served as one of our directors since October 2021. Since 2012, Mr. Goldman has been the managing member of Becket Capital, LLC, an advisory services firm for investment management companies. From 2011 to 2012, Mr. Goldman served as Chief Operating Officer of Guggenheim Investments, the global asset management and investment advisory division of Guggenheim Partners, the global asset management and investment advisory division of Guggenheim Partners. From 2006 to 2012, Mr. Goldman was the Chief Executive Officer of Rydex Investments, the investment advisor to Rydex Funds. He also served as the Chief Executive Officer of Forstmann Leff Associates from 2003 to 2005 and was the Head of Deutsche Asset Management’s Americas Institutional Business from 1999 to 2003. Prior to this, Mr. Goldman held leadership positions at State Street Global Advisors, IBM and Procter & Gamble. From August, 2019 to June 2021, Mr. Goldman served as a member of the Board of Directors of Silver Spike Acquisition Corporation, a SPAC that completed a business combination with WM Holding Company, LLC (NASDAQ:MAPS) in June 2021. He also served as a director of Silver Spike Acquisition Corp. II (August 2019 to April 2023) and Silver Spike III Acquisition Corp. (August 2019 to May 2023), two other special purpose acquisition companies. Since December 2022, he has served on the board of directors of Praxis Solutions (f/k/a AlphaTrAI, Inc.), a fintech company. He also currently serves on the audit committee of the Grayscale Funds Trust and on the boards of directors of Resolute Investment Managers, Inc. and its affiliates and TortoiseEcofin Parent Holdco LLC. Mr. Goldman previously served as the Independent Chairman of the Board of the Harvest Volatility Edge Trust; a member of the Board of Directors of Trinitas Capital Management, a credit- focused investment management firm; and as Lead Independent Director for the Axonic Alternative Income Interval Fund. Mr. Goldman received a bachelor’s degree from Bowdoin College. Mr. Goldman is well qualified to serve as a member of our board of directors due to his extensive leadership and business development roles.
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
Number and Terms of Office of Officers and Directors
We currently have seven directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we were required to hold an annual meeting one year after our first fiscal year end following our listing on Nasdaq. The First Extension Meeting on December 2, 2022 was held in lieu of our first annual meeting of stockholders. The Third Extension Meeting on December 19, 2023 was held in lieu of our second annual meeting of stockholders. The Fourth Extension Meeting on September 10, 2024 was held in lieu of our third annual meeting of stockholders.

The term of office of the first class of directors, consisting of Richard M. Goldman and Wallace Mathai-Davis, who were re-elected
at the First Extension Meeting, will expire at our fourth annual meeting of stockholders. The term of office of the second class of directors, consisting of Harvey Golub and Alan J. Mintz, who were re-elected
at the Third Extension Meeting, will expire at our fifth annual meeting of stockholders. The term of office of the third class of directors, consisting of Andrew Milgram, Paul Arrouet, and Patrick J. Bartels, Jr., who were re-elected
at the Fourth Extension Meeting, will expire at our sixth annual meeting of stockholders.
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
under the Exchange Act (the “Clawback Rule”) are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the Clawback Rule.

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

•
advising the Board and any other Board committees if the clawback provisions of the Clawback Rule are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the Clawback Rule.

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
Trading Policies
We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable stock exchange listing standards (the “Insider Trading Policy”).
The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference.
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
On November 29, 2023, our board of directors approved the adoption of the Compensation Recovery Policy (the “Clawback Policy”), in order to comply with the final clawback rules adopted by the SEC under the Clawback Rule, and the listing standards, as set forth in the Nasdaq Listing Rule 5608 (the “Final Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the Clawback Rule (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our Board of Directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we equireuired to prepare an accounting restatement.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2024, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

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

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination, such as the DePalma Registration Statement. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensati on w
ill be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
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
The following table sets forth information regarding the beneficial ownership of our common stock as of April 2, 2025 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our executive officers and directors that beneficially owns our common stock; and

•	all our executive officers and directors as a group.
In the table below, percentage ownership is based on 11,582,212 shares of our common stock, consisting of (i) 5,278,879 shares of our Class A common stock and (ii) 6,303,333 shares of our Class B common stock, issued and outstanding as of April 2, 2025. On all matters to be voted upon, including the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one
basis.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Outstanding Common Stock
Marblegate Acquisition LLC (2)	4,610,000	87.33%	3,829,469	60.75%	72.87%
Andrew Milgram (2)	4,610,000	87.33%	3,829,469	60.75%	72.87%
Paul Arrouet (2)	4,610,000	87.33%	3,829,469	60.75%	72.87%
Richard Goldman (3)	—	—	—	—	—
Harvey Golub (3)	—	—	—	—	—
Jeffrey Kravetz	—	—	—	—	—
Alan J. Mintz (3)	—	—	—	—	—
Wallace Mathai-Davis (3)	—	—	—	—	—
Patrick J. Bartels, Jr.	—	—	—	—	—
All executive officers and directors as a group (8 individuals)	4,610,000	87.33%	3,829,469	60.75%	72.87%
Other 5% Stockholders
Farallon Capital Management, L.L.C.(4)	150,000	2.84%	225,000	3.57%	3.24%
Cantor Fitzgerald & Co. (5)	300,000	5.68%	—	—	2.60%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Marblegate Acquisition LLC, 5 Greenwich Office Park, Suite 400, Greenwich, CT 06831.

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

(4)

According to a Schedule 13G/A, filed on February 6, 2025, Farallon Capital Management, L.L.C., a Delaware limited liability company, which is the manager of each of Grassland Investors, LLC and an investment vehicle (the “SPV”), beneficially owns (a) the 150,000 shares of Class A common stock held of record by Grassland Investors, LLC and (b) the 225,000 shares of Class B common stock held of record by the SPV. The following persons, each of whom is a managing member or senior managing member, as the case may be, of Farallon Capital Management, L.L.C., with respect to the shares held by Grassland Investors, LLC and the shares that the SPV has the right to acquire upon the conversion of shares of Class B common stock: Joshua J. Dapice; Philip D. Dreyfuss; Hannah E. Dunn; Richard B. Fried; Varun N. Gehani; Nicolas Giauque; David T. Kim; Michael G. Linn; Patrick (Cheng) Luo; Rajiv A. Patel; Thomas G. Roberts, Jr.; Edric C. Saito; William Seybold; Daniel S. Short; Andrew J. M. Spokes; John R. Warren; and Mark C. Wehrly. The business address for Farallon Capital Management, L.L.C. is One Maritime Plaza, Suite 2100, San Francisco, California 94111.

(5)

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

On July 18, 2024, the Company issued the July 2024 Note in the principal amount of up to $255,000 to Marblegate SOMF in connection with advances Marblegate SOMF has made, and may make in the future, to the Company for working capital expenses. The July 2024 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. At the election of Marblegate SOMF, all or a portion of the unpaid principal amount of the July 2024 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the July 2024 Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its Sponsor and the representative of the underwriters in a private placement in connection with the Company’s Initial Public Offering. The Conversion Shares are entitled to the registration rights set forth in the July 2024 Note.

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

On January 17, 2025, the Company issued the January 2025 Note, in the principal amount of up to $485,000, to Marblegate SOMF. The January 2025 Note was issued in connection with advances the Payee has made, and may make in the future, to the Company for working capital expenses. The January 2025 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. At the election of the Payee, up to $485,000 of the unpaid principal amount of the January 2025 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its sponsor and the representative of the underwriters in a private placement in connection with the Company’s initial public offering. The Conversion Shares are entitled to the registration rights set forth in the January 2025 Note.

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

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2024 and 2023 totaled $187,975 and $109,695, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2024 and 2023, we did not pay Marcum any audit-related fees.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum for tax services, planning or advice for the years ended December 31, 2024 and December 31, 2023.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Marcum for any other services for the years ended December 31, 2024 and December 31, 2023.

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

Omitted at our Company’s option.

MARBLEGATE ACQUISI
T
ION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Marblegate Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Marblegate Acquisition Corp. (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Los Angeles, CA
April 2, 2025
PCAOB ID Number 688

MARBLEGATE ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash	$71,532	$123,870
Prepaid expenses	38,190	35,596

Total Current Assets	109,722	159,466
Cash held in Trust Account	4,064,428	6,781,024

TOTAL ASSETS	$4,174,150	$6,940,490

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$453,786	$373,758
Excise tax payable	29,280	38,791
Income taxes payable	58,065	70,906

Total Current Liabilities	541,131	483,455
Deferred legal fees	5,289,219	3,927,583
Promissory notes – related party	3,385,000	2,225,000
Warrant liability	13,650	7,507
Deferred underwriting fee payable	15,000,000	15,000,000

Total Liabilities	24,229,000	21,643,545

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 200,000,000 shares authorized; 368,879 and 637,605 shares issued and outstanding at $10.93 and $10.63 per share redemption value as of December 31, 2024 and 2023, respectively	4,031,480	6,780,204
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 4,910,000 shares issued and outstanding (excluding 368,879 shares subject to possible redemption) as of December 31, 2024 and 2023, respectively	491	491
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,303,333 shares issued and outstanding as of December 31, 2024 and 2023, respectively	630	630
Additional paid-in capital	—	—
Accumulated deficit	(24,087,451)	(21,484,380)

Total Stockholders’ Deficit	(24,086,330)	(21,483,259)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,174,150	$6,940,490

The accompanying notes are an integral part of the financial statements.

MARBLEGATE ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023
Operating and formation costs	$2,572,136	$5,747,453

Loss from operations	(2,572,136)	(5,747,453)
Other income:
Change in fair value of warrant liabilities	(6,143)	8,873
Interest income on marketable securities held in Trust Account	253,924	427,781

Total other income, net	247,781	436,654

Loss before provision for income taxes	(2,324,355)	(5,310,799)
Provision for income taxes	(70,162)	(78,830)

Net loss	$(2,394,517)	$(5,389,629)

Basic and diluted weighted average shares outstanding, Class A common stock	555,372	880,992

Basic and diluted net loss per common share, Class A common stock	$(0.20)	$(0.45)

Basic and diluted weighted average shares outstanding, Class B common stock and non-redeemable Class A common stock	11,213,333	11,213,333

Basic and diluted net loss per common share, Class B common stock and non-redeemable Class A common stock	$(0.20)	$(0.45)

The accompanying notes are an integral part of the financial statements.

MARBLEGATE ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Deficit
Balance – December 31, 2022	910,000	$91	10,303,333	$1,030	$—	$(15,786,360)	$(15,785,239)
Conversion of Class B common stock to Class A common stock	4,000,000	400	(4,000,000)	(400)	—	—	—
Recognition of excise tax liability on stock redemptions	—	—	—	—	—	(38,793)	(38,793)
Accretion for Class A common stock to redemption amount	—	—	—	—	—	(269,598)	(269,598)
Net loss	—	—	—	—	—	(5,389,629)	(5,389,629)

Balance – December 31, 2023	4,910,000	$491	6,303,333	$630	$—	$(21,484,380)	$(21,483,259)
Recognition of excise tax liability on stock redemptions	—	—	—	—	—	(29,280)	(29,280)
Accretion for Class A common stock to redemption amount	—	—	—	—	—	(179,274)	(179,274)
Net loss	—	—	—	—	—	(2,394,517)	(2,394,517)

Balance – December 31, 2024	4,910,000	$491	6,303,333	$630	$—	$(24,087,451)	$(24,086,330)

The accompanying notes are an integral part of the financial statements.

MARBLEGATE ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(2,394,517)	$(5,389,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(253,924)	(427,782)
Change in fair value of warrant liabilities	6,143	(8,873)
Changes in operating assets and liabilities:
Prepaid expenses	(2,594)	290,100
Accrued expenses	80,029	(194,062)
Excise tax payable	(38,791)	—
Deferred legal fee	1,361,636	3,735,387
Income taxes payable	(12,841)	(568,056)

Net cash used in operating activities	(1,254,859)	(2,562,915)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	42,521	93,430
Cash withdrawn from Trust Account in connection with redemption	2,927,998	3,879,175

Net cash provided by investing activities	2,970,519	3,972,605

Cash Flows from Financing Activities:
Proceeds from convertible promissory note—related party	1,160,000	2,025,000
Redemption of common stock	(2,927,998)	(3,879,175)

Net cash used in financing activities	(1,767,998)	(1,854,175)

Net Change in Cash	(52,338)	(444,485)
Cash – Beginning	123,870	568,355

Cash – Ending	$71,532	$123,870

Supplementary cash flow information:
Cash paid for income taxes	$83,003	$646,886

Non-cash investing and financing activities:
Accretion for Class A common stock subject to redemption amount	$179,274	$269,598

The accompanying notes are an integral part of the financial statements.

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
As of December 31, 2024, the Company had not yet commenced any operations. All activity through December 31, 2024 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, identifying a target Company for a Business Combination and working to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the investments held in the Trust Account (as defined below).
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
Following the closing of the Initial Public Offering on October 5, 2021, an amount of $301,500,000 ($10.05 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”) located in the United States to be held in cash items or invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of
Rule2a-7 of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.
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
(the “Rule”), which requires that a SPAC complete one or more business combinations within 36 months of the effectiveness of the registration statement filed in connection with its initial public offering. Since the Company’s registration statement became effective on September 30, 2021, it was required to complete an initial business combination by no later than September 30, 2024. The Rule also provides that failure to comply with this requirement will result in the Listing Qualifications Department issuing a Staff Delisting Determination under Rule 5810 to delist the Company’s securities. The Company timely requested a hearing before an independent Hearings Panel (the “Panel”) and the hearing was held on November 19, 2024. On December 13, 2024, the Company received notice from the Nasdaq Office of General Counsel that the Panel had granted the Company’s request to continue its listing on Nasdaq through March 31, 2025. The Panel’s decision is subject to certain conditions, including that the Company will have completed the DePalma Business Combination on or before March 31, 2025 and that the combined company will have demonstrated compliance with all applicable requirements for initial listing on Nasdaq. In the event that the Company does not complete the DePalma Business Combination by March 31, 2025 or fails to demonstrate compliance with the applicable listing rules, the Company’s securities would be subject to suspension from trading on Nasdaq.
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
As discussed above, on June 27, 2023, holders of 244,327 shares of Class A common stock elected to redeem their shares in connection with the Second Extension Amendment. As a result, $2,515,240 was removed from the Trust Account to pay such holders. The Company recognized excise tax liability of $25,152 in connection with such redemptions. On December 19, 2023, holders of 128,459 shares of Class A common stock elected to redeem their shares in connection with the Third Extension Amendment. As a result, $1,363,936 was removed from the Trust Account to pay such holders. The Company recognized excise tax liability of $13,639 in connection with such redemptions. On September 10, 2024, holders of 268,726 shares of Class A common stock elected to redeem their shares in connection with the Fourth Extension Amendment. As a result, $2,927,998 was removed from the Trust Account to pay such holders. The Company recognized excise tax liability of $29,280 in connection with such redemptions.
During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the excise tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024. Any amount of such excise tax not paid in full will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024, until paid in full. The Company has remitted to the government the portion of excise tax liability related to redemptions that occurred in 2023 in accordance with the regulations as described above.

Management has evaluated the requirements of the IR Act and the Company’s operations and has determined that $29,280 is required to be recorded as a liability, which remained outstanding on the Company’s balance sheet as of December 31, 2024. This liability will be reevaluated and remeasured at the end of each quarterly period.
As a result of the share redemptions in 2024, the Company will be required to file a return and remit payment for 2024 excise tax liabilities on or before April 30, 2025. The Company is currently evaluating its options with respect to this obligation
Going Concern
As of December 31, 2024 the Company had $71,532 in its operating bank accounts, $4,064,428 in the Trust Account held in an interest-bearing demand deposit account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and an adjusted working capital deficit of $431,409. As of December 31, 2024, $357,194 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for structuring, negotiating and consummating the Business Combination and/or any other related activities.
The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs (“Working Capital Loans”). Accordingly, the Company may not be able to obtain additional financing. In instances of working capital deficits, the Sponsor has agreed to fund cash shortfalls up to $600,000. On June 30, 2022, the Company issued a promissory note to Marblegate Special Opportunities Master Fund, L.P., a member of the Company’s sponsor (“Marblegate SOMF”) for a working capital loan for which the Company may borrow up to an aggregate amount of $600,000 (see Note 5). On February 13, 2023, the Company issued a promissory note in the principal amount of up to $1,100,000 to Marblegate SOMF (the “February 2023 Note”). On July 20, 2023, the Company issued a promissory note in the principal amount of up to $500,000 to Marblegate SOMF (the “July 2023 Note”). On December 21, 2023, the Company issued a promissory note in the principal amount of up to $450,000 to Marblegate SOMF (the “December 2023 Note”). On April 11, 2024, the Company issued a promissory note in the principal amount of up to $240,000 to Marblegate SOMF (the “April 2024 Note”). On July 18, 2024, the Company issued a promissory note (the “July 2024 Note”) in the principal amount of up to $255,000 to Marblegate SOMF. On October 22, 2024, the Company issued a promissory note (the “October 2024 Note”) in the principal amount of up to $250,000 to Marblegate SOMF. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. As of December 31, 2024 and 2023, $3,385,000 and $2,225,000 are outstanding on the Working Capital Loans, respectively.
The Company has incurred significant costs in pursuit of its acquisition plans. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards
Update(“ASU”)2014-15,“Disclosures
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. There are other items in our financial statements that require estimation but are not deemed to be significant, as defined above.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no
cash equivalents as of December 31, 2024, and 2023.
Balances of cash as of December 31, 2024, and 2023 included $42,521 and $93,460 withdrawn from the Trust Account for payment of the Company’s tax obligations, respectively. These funds are held in a segregated bank account and will only be used for payment of income and Delaware franchise taxes.
Cash Held in Trust Account
As of December 31, 2024, and 2023, the Trust Account is held in an interest-bearing demand deposit account at a U.S. bank and are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
A decline in the market value of
held-to-maturity
securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year end, forecasted performance of the investee, and the general market condition in the geographic area or industry in which the investee operates.

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
Accordingly, at December 31, 2024 and 2023, the 368,879 and 637,605 shares of Class A common stock subject to possible redemption is presented at $10.93 and $10.63 redemption value as temporary equity, respectively, outside of the stockholders’ deficit section of the Company’s balance sheets.
At December 31, 2024 and 2023, the Class A common stock reflected in the balance sheets is reconciled in the following table:

	Number of Shares	$
Class A common stock subject to possible redemption at December 31, 2023	637,605	6,780,204
Add:
Remeasurement of carrying value to redemption value	—	179,274
Less:
Extension redemptions	(268,726)	(2,927,998)
Class A common stock subject to possible redemption at December 31, 2024	368,879	4,031,480
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

Income Taxes
The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2024 and 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it.
While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on
ASC740-270-25-3
which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income and associated income tax provision based on actual results through December 31, 2024.
The Company’s effective tax rate was (3.02)% and (1.48%) for the years ended December 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory rate of 21% for the years ended December 31, 2024 and 2023, primarily due to changes in fair value in warrant liability, non-deductible
acquisition costs and the valuation allowance on the deferred tax assets, as well as state taxes.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits and underpaid income taxes as income tax expense. There were no unrecognized tax benefits as of December 31, 2024, and 2023. The Company recognized $12,097 and $0 of penalties related to underpayment of income tax as of December 31, 2024, and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Loss per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,455,000 Class A common stock in the aggregate. As of December 31, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted (loss) income per common stock (in dollars, except per share amounts):

	For the Year Ended December 31,
	2024		2023
	Redeemable Class A	Non-Redeemable Class A &B	Redeemable Class A	Non-Redeemable Class A &B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss, as adjusted	$(112,999)	$(2,281,518)	$(392,599)	$(4,997,030
Denominator:
Basic and diluted weighted average shares outstanding	555,372	11,213,333	880,992	11,213,333

Basic and diluted net loss per share of common stock	$(0.20)	$(0.20)	$(0.45)	$(0.45
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
Recent Accounting Standards
In December 2023, the FASB issued ASU
2023-09,
“Income Taxes (Topic 740): Improvements to Income Tax
Disclosures”(“ASU 2023-09”),which
requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU
2023-09
is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU
2023-09
will have a material impact on its consolidated financial statements and disclosures.
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
restrictions.
The sale of the membership interests to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 100,000 shares granted to the Company’s directors was $835,000 or $8.35 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.
On June 28, 2023, in connection with the Second Extension Amendment, the Sponsor converted 4,000,000 shares of Class B common stock into 4,000,000 shares of Class A common stock, which represented 40% of the outstanding shares of the Company’s Class A common stock as of the date of such conversion. The converted Class A shares are subject to the same rights and restrictions as Class B common stock.
Promissory Note – Related Party
On January 15, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of September 30, 2021, or the completion of the Initial Public Offering. The outstanding loan of $186,819 was repaid at the time of the Initial Public Offering.
On March 27, 2022, the Sponsor signed a commitment letter stating that in instances of cash shortfalls, the Sponsor agreed to provide support of up to $600,000 to enable the Company to continue its operations and meet its potential obligations. On June 30, 2022, the Company issued a promissory note to Marblegate SOMF, for a Working Capital Loan for which the Company may borrow up to the principal sum of $600,000 (the “2022 Note”). The note bears no interest and is due and payable upon the earlier of (i) the date on which the Company consummates its initial Business Combination or (ii) the date that the winding up of the Company is effective. At the option of the payee (“Payee”), at any time prior to payment in full of the principal balance of the note, the Payee may elect to convert up to $600,000 of the unpaid principal balance of the note into that number of shares of Class A common stock of the Company (the “Conversion Shares”), equal to (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares shall be identical to the shares of Class A common stock included in the units issued in the Private Placement. On July 1, 2022, the Company borrowed $200,000 under the promissory note for the Working Capital Loan. As of December 31, 2024 and 2023, there were $600,000 and $600,000 outstanding balances under the 2022 Note.
On February 13, 2023, the Company issued the February 2023 Note in the principal amount of up to $1,100,000 to Marblegate SOMF in connection with advances Marblegate SOMF made to the Company for working capital expenses. The February 2023 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Marblegate SOMF, all or a portion of the unpaid principal amount of the February 2023 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its Sponsor and the representative of the underwriters in a private placement in connection with the Company’s Initial Public Offering. The Conversion Shares are entitled to the registration rights set forth in the February 2023 Note. As of December 31, 2024 and 2023, there was $1,100,000 outstanding balances under the February 2023 Note.

On July 20, 2023, the Company issued the July 2023 Note in the principal amount of up to $500,000 to Marblegate SOMF in connection with advances Marblegate SOMF made to the Company for working capital expenses. The July 2023 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of Marblegate SOMF, all or a portion of the unpaid principal amount of the July 2023 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its Sponsor and the representative of the underwriters in a private placement in connection with the Company’s Initial Public Offering. The Conversion Shares are entitled to the registration rights set forth in the July 2023 Note. As of December 31, 2024 and 2023, there was $500,000 outstanding balance under the July 2023 Note.
On December 21, 2023, the Company issued the December 2023 Note in the principal amount of up to $450,000 to Marblegate SOMF in connection with advances Marblegate SOMF made to the Company for working capital expenses. The December 2023 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of Marblegate SOMF, all or a portion of the unpaid principal amount of the December 2023 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its Sponsor and the representative of the underwriters in a private placement in connection with the Company’s Initial Public Offering. The Conversion Shares are entitled to the registration rights set forth in the December 2023 Note. As of December 31, 2024 and 2023, there was $450,000 and $25,000 outstanding under the December 2023 Note, respectively.
On April 11, 2024, the Company issued the April 2024 Note in the principal amount of up to $240,000 to Marblegate SOMF in connection with advances the Payee made to the Company for working capital expenses. The April 2024 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Payee, all or a portion of the unpaid principal amount of the April 2024 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its Sponsor and the representative of the underwriters in a private placement in connection with the Company’s Initial Public Offering. The Conversion Shares are entitled to the registration rights set forth in the April 2024 Note. As of December 31, 2024 there was $240,000 outstanding under the April 2024 Note.
On July 18, 2024, the Company issued a promissory note (the “July 2024 Note”) in the principal amount of up to $255,000 to Marblegate SOMF in connection with advances Marblegate SOMF has made, and may make in the future, to the Company for working capital expenses. The July 2024 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of Marblegate SOMF, all or a portion of the unpaid principal amount of the July 2024 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the July 2024 Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to its Sponsor and the representative of the underwriters in a private placement in connection with the Company’s Initial Public Offering. The Conversion Shares are entitled to the registration rights set forth in the July 2024 Note. As of December 31, 2024 there was $255,000 outstanding under the July 2024 Note.
On October 22, 2024, the Company issued a promissory note (the “October 2024 Note”) in the principal amount of up to $250,000 to Marblegate SOMF. The October 2024 Note was issued in connection with advances Marblegate SOMF has made, and may make in the future, to the Company for working capital expenses. The October 2024 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of Marblegate SOMF, all or a portion of the unpaid principal amount of the October 2024 Note may be converted into Conversion Shares, equal to: (x) the portion of the principal amount of the October 2024 Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the Private Placement Units. The Conversion Shares are entitled to the registration rights set forth in the October 2024 Note. As of December 31, 2024 there was $240,000 outstanding under the October 2024 Note.

Administrative Support Agreement
The Company entered into an agreement, commencing on September 30, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total not to exceed $10,000 per month for secretarial and administrative support. For the year ended December 31, 2024, the Company incurred $120,000 in fees for these services, of which $389,744 is included in accrued expenses in the accompanying balance sheets. For the year ended December 31, 2023, the Company incurred $120,000 in fees for these services, which fees are included in accrued expenses in the accompanying balance sheet.
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

NOTE 7. PRIVATE WARRANTS
As of December 31, 2024 and 2023, there are 455,000 outstanding Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 8. STOCKHOLDERS’ DEFICIT
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At December 31, 2024 and 2023, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue up to 200,000,000 shares of Class A common stock, $0.0001 par value. Holders of the
Company’s Class A common stock are entitled to one vote for each share. On June 28, 2023, the Sponsor converted 4,000,000 shares of Class B common stock into 4,000,000 shares of Class A common stock, which represented 40% of the outstanding shares of the Company’s Class A common stock as of the conversion date. At December 31, 2024 and 2023, there were 4,910,000 shares of Class A common stock issued and outstanding, excluding 368,879 shares of Class A common stock subject to possible redemption and presented as temporary equity.
Class
 B Common Stock
—The Company is authorized to issue up to 20,000,000 shares of Class B common stock, $0.0001 par value. Holders of the Company’s Class B common stock are entitled to one vote for each share. At December 31, 2024 and 2023, there were 6,303,333 shares of Class B common stock issued and outstanding.
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

NOTE 9. INCOME TAX
The Company’s net deferred tax assets at December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023

Deferred tax assets
Net operating loss carryforward	$—	$—
Startup/Organization Expenses	1,274,309	802,539
Unrealized loss on marketable securities	—	—

Total deferred tax assets	1,274,309	802,539
Valuation Allowance	(1,274,309)	(802,539)

Deferred tax assets	$—	$—

The income tax provision for the years ended December 31, 2024 and 2023 consists of the following:

	December 31, 2024	December 31, 2023

Federal
Current	$70,162	$78,830
Deferred	(221,394)	(406,286)
State and Local
Current	—	—
Deferred	(54,136)	—
Change in valuation allowance	275,530	406,286

Income tax provision	$70,162	$78,830

As of December 31, 2024 and 2023, the Company had $0 and $0 of U.S. federal and state net operating loss carryovers available to offset future taxable income, respectively.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2024, the change in the valuation allowance was $275,530. For the year ended December 31, 2023, the change in the valuation allowance was $406,286.
A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	5.1%	0.0%
Change in fair value of warrant liabilities	(0.056)%	0.0%
Non-deductible penalties	(0.50)%	0.0%
Acquisition costs	(16.710)%	(15.0)%
Valuation allowance	(11.854)%	(7.70)%

Income tax provision	(3.02)%	(1.70)%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the years ended December 31, 2024 and 2023 remain open and subject to examination.

NOTE 10. SEGMENT INFORMATION
ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.
The Company is a blank check company formed for the purpose of effecting a Business Combination. As of December 31, 2024, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.
The Company’s chief operating decision makers have been identified as the Chief Executive Officer and Chief Financial Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.
When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Operating and formation costs	$2,572,136	$5,747,453
Interest income on marketable securities held in Trust Account	$253,924	$427,781
The key measures of segment profit or loss reviewed by our CODM are interest earned on the Trust Account and general and administrative expenses. The CODM reviews interest earned on the Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain
and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.
NOTE 11. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2024 and 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2024		December 31, 2023
	Level	Amount	Level	Amount
Liabilities:
Warrant Liability – Private Placement Warrants	3	$13,650	3	$7,507
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
The following table provides quantitative information regarding Level 3 fair value measurements:

	December 31, 2024	December 31, 2023
Stock price	$10.98	$10.44
Exercise price	$11.50	$11.50
Probability of a successful business	70%	57.5%
Expected term (in years)	0.34	0.84
Volatility	35.5%	30.0%
Risk-free rate	n/a	n/a
Dividend yield	0.0%	0.0%
The following table presents the changes in the fair value of Level 3 warrant liabilities as of December 31, 2024 and 2023:

Warrant Liabilities
Fair value as of December 31, 2023	$7,508
Change in fair value	6,142

Fair value as of December 31, 2024	$13,650

Warrant Liabilities
Fair value as of December 31, 2022	$16,380
Change in fair value	(8,873)

Fair value as of December 31, 2023	$7,508

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the years ended December 31, 2024, and 2023.

NOTE 12. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
On
January 17, 2025, the Company issued a promissory note (the “January 2025 Note”) in the principal amount of up to $485,000 to Marblegate SOMF. The January 2025 Note was issued in connection with advances Marblegate SOMF has made, and may make in the future, to the Company for working capital expenses. The January 2025 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. At the election of Marblegate SOMF, up to $485,000 of the unpaid principal amount of the January 2025 Note may be converted Conversion Shares, equal to: (x) the portion of the principal amount of the Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of shares. The Conversion Shares will be identical to the shares of Class A common stock included in the units issued by the Company to the Sponsor and the representative of the underwriters in a private placement in connection with the Company’s initial public offering. The Conversion Shares are entitled to the registration rights set forth in the January 2025 Note. As of
January 31
, 2025 there was $145,000 drawn and outstanding under the January 2025 Note.
On March 25, 2025, the Company held a special meeting of stockholders (the “Business Combination Meeting”) at which the Company’s stockholders approved and adopted (i) the DePalma Business Combination Agreement and (ii) an amendment and restatement of the Company’s amended and restated certificate of incorporation and the material differences between the proposed amended and restated certificate of incorporation of New MAC and the Company’s existing amended and restated certificate of incorporation. In connection with the Business Combination Meeting, holders of 322,274 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, approximately $3.5 million will be removed from the Company’s trust account to pay such holders. The DePalma Business Combination is expected
to
close in early April 2025, subject to the fulfilment

or waiver of certain other customary closing conditions.
On April 2, 2025, the Company received a notice from the Panel, stating that, due to the Company’s failure to satisfy the terms of the Panel’s decision as set forth in the Panel’s letter to the Company dated December 13, 2024, including the requirement that the Company will have completed the DePalma Business Combination by March 31, 2025, the Panel has determined to delist the Company’s securities from Nasdaq, and Nasdaq will suspend trading in those securities effective at the open of business on April 4, 2025. In connection with the delisting and suspension, Nasdaq has advised that it will complete the delisting by filing a Notification of Removal from Listing and/or Registration under Section 12(b) of the Exchange Act on Form 25 with the SEC after the applicable Nasdaq review and appeal periods have lapsed. Notwithstanding the delisting of the Company’s securities from Nasdaq, it remains the intention of the Company to complete the DePalma Business Combination as described in the DePalma Registration Statement as soon as practicable. In connection therewith, the Company, New MAC and DePalma Companies have applied to have the combined company’s securities listed on the Nasdaq following the consummation of the DePalma Business Combination.

Exhibit No.	Description

1.1	Underwriting Agreement, dated September 30, 2021, by and between the Company and Cantor, as representative of the several underwriters. (2)

2.1	Business Combination Agreement, dated February 14, 2023, by and among the Company, Marblegate, New MAC, Merger Sub and the DePalma Companies. (7)^

3.1	Amended and Restated Certificate of Incorporation. (2)

3.2	Amendment to the Amended and Restated Certificate of Incorporation. (5)

3.3	Second Amendment to the Amended and Restated Certificate of Incorporation. (8)

3.4	Third Amendment to the Amended and Restated Certificate of Incorporation. (9)

3.5	Fourth Amendment to the Amended and Restated Certificate of Incorporation. (14)

3.5	By Laws. (1)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Class A Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Warrant Agreement, dated September 30, 2021, by and between the Company and Continental, as warrant agent. (2)

4.5	Description of Registered Securities. (3)

10.1	Letter Agreement, dated September 30, 2021, by and among the Company, its officers, its directors and the sponsor. (2)

10.2	Promissory Note, dated January 15, 2021, issued to the sponsor. (1)

10.3	Investment Management Trust Agreement, dated September 30, 2021, by and between the Company and Continental, as trustee. (2)

10.4	Registration Rights Agreement, dated September 30, 2021, by and among the Company, the sponsor and certain other security holders. (2)

10.5	Administrative Support Agreement, dated September 30, 2021, by and between the Company and the sponsor. (2)

10.7	Unit Subscription Agreement, dated September 30, 2021, by and between the Company and the sponsor. (2)

10.8	Unit Subscription Agreement, dated September 30, 2021, by and between the Company and Cantor. (2)

10.9	Form of Indemnity Agreement. (1)

10.10	Form of Investment Agreement by and among the Company, the sponsor and the anchor investors (9.9%). (1)

10.11	Form of Investment Agreement by and among the Company, the sponsor and the anchor investors (4.9%). (1)

10.12	Form of Investment Agreement by and among the Company, the sponsor and the anchor investors (2.5%). (1)

10.13	Promissory Note dated June 30, 2022. (4)

Exhibit No.	Description

10.14	Promissory Note, dated February 13, 2023. (6)

10.15	Form of Sponsor Support Agreement, by and among the Company, New MAC, the DePalma Companies, and certain stockholders of the Company. (7)

10.16	Letter Agreement, dated December 2, 2022, by and between the Company and Patrick J. Bartels, Jr. (10)

10.17	Promissory Note, dated July 20, 2023. (11)

10.18	Promissory Note, dated December 21, 2023. (9)

10.19	Promissory Note, dated April 11, 2024. (12)

10.20	Promissory Note, dated July 18, 2024. (13)

10.21	Promissory Note, dated October 22, 2024. (15)

10.22	Promissory Note, dated January 17, 2025. (16)

14	Code of Ethics. (1)

19	Insider Trading Policy*

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97	Policy Related to Recovery of Erroneously Awarded Compensation. (17)

Exhibit No.	Description

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
^

Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, as amended, for any schedule or exhibit so furnished.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-259422), filed with the SEC on September 9, 2021.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 5, 2021.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on April 1, 2022.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 7, 2022.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 7, 2022.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2023.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 21, 2023.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2023.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 22, 2023.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on April 3, 2023.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2023.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 12, 2024.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2024.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2024.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 28, 2024.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 22, 2025.
(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 1, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 2, 2025	MARBLEGATE ACQUISITION CORP.

	By:	/s/ Andrew Milgram
	Name:	Andrew Milgram
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Andrew Milgram Andrew Milgram	Chief Executive Officer and Executive Director (Principal Executive Officer)	April 2, 2025

/s/ Jeffrey Kravetz Jeffrey Kravetz	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2025

/s/ Paul Arrouet Paul Arrouet	President and Executive Director	April 2, 2025

/s/ Harvey Golub Harvey Golub	Chairman of the Board	April 2, 2025

/s/ Patrick J. Bartels, Jr. Patrick J. Bartels, Jr.	Director	April 2, 2025

/s/ Richard Goldman Richard Goldman	Director	April 2, 2025

/s/ Alan Mintz Alan Mintz	Director	April 2, 2025

/s/ Wallace Mathai-Davis Wallace Mathai-Davis	Director	April 2, 2025